Form 10-Q
period 2015-09-30
DNA Testing Centers Corp
filed 2016-02-04
CIK 1620070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-199589

DNA TESTING CENTERS, CORP.
(Exact name of registrant as specified in its charter)

Florida	applied for
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2378 Parkhaven Blvd., Oakville, Ontario	L6H 0E7
(Address of principal executive offices)	(Zip Code)

+81 3-5764-3380
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

21,146,403 common shares issued and outstanding as of January

, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and nine month periods ended September 30, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with The Generally Accepted Accounting Principles in United States.

	DNA Testing Centers Corp.
	Consolidation Balance Sheets
	As of September 30, 2015 and December 31, 2014
ASSETS
Notes	September 30	December 31,
	2015	2014
Current Assets
Cash	8,995	65,083
Note Receivable	159	184
Total Current Assets	9,154	65,267

Property and Equipment	5,440	5,440

Total Assets	14,594	70,707

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	13,652	13,018
Notes Payable	-	4,310
Total Current Liabilities	13,652	17,328
Equity
Preferred Stock, $0.0001 par value, 10,000,000
shares authorized, shares issued and outstanding
at September 30, 2015 and December 31, 2014,
respectively	-	-
Common Stock, $0.0001 par value, 49,000,000
shares authorized, 21,146,404 and 21,146,404
issued
and outstanding at September 30, 2015 and
December
31, 2014, respectively	2,114	2,078
Additional Paid in Capital	168,853	115,712
Accumulated Deficit	(159,302)	(60,921)
Other Comprehensive Income	(10,724)	(3,490)
Total Stockholders' Equity	941	53,379

Total Liabilities and Shareholders' Equity	14,594	70,707

The accompanying notes are an integral part of these consolidated unaudited financial statements

		DNA Testing Centers Corp.
Consolidated Statements of Operations and Other Comprehensive Income (loss)
	Period Ended September 30, 2015 and 2014

		Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
For the Year Ended	Notes	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Revenue		4,564	6,352	14,964	19,843

Operating Expenses:
Testing Fees		16,827	3,431	33,650	14,481
Other Operating Expenses (Note 2)		13,201	2,883	79,695	4,395
Stock-based Compensation		-	30,000	-	30,000

Net Operating Expenses		30,028	36,314	113,345	48,876

Net Operating Income Before Taxes		(25,465)	(29,962)	(98,381)	(29,032)

Income Taxes		-	6	-	150

Net Income (loss)		(25,465)	(29,968)	(98,381)	(29,183)

Other Comprehensive Income (loss):
Foreign Currency Exchange Adjustment		(1,784)	(1,189)	(7,233)	(1,196)

Total Comprehensive Income (loss)		(27,249)	(31,157)	(105,615)	(30,379)

Net Income Per Common Share- Basic and Diluted		(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted		20,495,077	20,230,417	20,495,077	20,077,087

The accompanying notes are an integral part of these consolidated unaudited financial statements

	DNA Testing Centers Corp.
	Consolidated Statement of Cash Flow
	Period Ended September 30, 2015 and 2014

	September 30, 2015	September 30, 2014
OPERATING ACTIVITIES
Net Income (Loss)	(98,381)	(29,183)
Adjustments to reconcile net income
to net cash provided by operations:
Bad debt expense	2
Stock-based compensation	-	30,000
Changes in operating assets and liabilities:
Other receivable	25	-
Income taxes payable	-	-
Accounts payable	634	203

Net cash provided by (used) Operating Activities	(97,720)	1,020

FINANCING ACTIVITIES
Proceed from shareholders loan	-	20,694
Proceed from sale of common stock	-	76,690
Payments on Notes Payable	(4,310)	-
Share capital issuance	53,177	-

Net cash provided by (used) Financing Activities	48,867	98,607

Net cash increase (decrease) for period	(48,853)	99,627

Net Effect of Foreign currency exchange adjustment	(7,235)	(1,196)

Cash (overdraft) at beginning of period	65,083	443

Cash (overdraft) at end of period	8,995	98,874

The accompanying notes are an integral part of these consolidated unaudited financial statements

DNA Testing Centers, Corp.

Notes to Financial Statements

For the Period Ended September 30, 2015

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

DNA Testing Centers, Corp. (the “Company”) was incorporated in Florida on July 3, 2014. On July 3, 2014, the company acquired DNA Testing Centers of Canada Ltd. DNA Testing Centers of Canada Ltd. performs testing related to analyzing and monitoring an individual’s genetic makeup. The acquisition will be treated consolidated as an entity under common control.

Basis of presentation

The accompanying unaudited consolidated interim financial statements of DNA Testing Centers, Corp. (the “Company,” “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto of the Company contained elsewhere herein the Company’s Form S-1.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements of DNA Testing Centers of Canada, Ltd. for the fiscal year ended December 31, 2014 as reported in the Company’s Form S-1 have been omitted.

Going concern

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $157,507 as of September 30, 2015, and realized negative cash flows from operations totaling $95,926 for the period ended September 30, 2015.The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Consolidation of Subsidiaries

Our unaudited consolidated financial statements include the accounts of DNA Testing Centers of Canada Ltd., our wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 – RELATED PARTY TRANSACTIONS

During the period ended September 30, 2015 we borrowed $nil (December 31, 2014 - $20,694) from a related party for working capital and repaid $4,310 of this balance (December 31, 2014 - $20,694).

During the period ended September 30, 2015 we had a receivable from CDPC Holdings Inc. of $1,761 (December 31, 2014 - $nil).

CDPC Holdings Inc. is a related party as both Nitan Arora (CFO; a member of the Board of Directors and shareholder of approximately 32% of the Company) and Navjot Nanda (member of the Board of Directors and shareholder of approximately 32% of the Company) each own 50% of the outstanding shares.

NOTE 3 – SHAREHOLDERS’ EQUITY

During the period ended September 30, 2015, the Company issued 361,808 common shares for a total consideration of $53,177.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our condensed consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean DNA Testing Centers, Corp. and our wholly owned subsidiary, DNA Testing Centers of Canada, Ltd., a company formed pursuant to the laws of Alberta, unless otherwise indicated.

Corporate Overview

We are incorporated in the State of Florida on July 3, 2014 and incorporated to acquire our wholly owned subsidiary DNA Centers of Canada, Ltd., a Canadian corporation formed on April 6, 2009, to distribute DNA diagnostic testing kits to consumers and medical practitioners in Canada.

On July 3, 2014, we issued an aggregate of 19,999,998 or 6,666,666 common shares to:

(i)

7612176 Canada Inc., a Canadian corporation, controlled by Dr. Barjinder Sohal, our chief executive officer, president and director,

(ii)

7322640 Canada Inc. a Canadian corporation controlled by Dr. Nitan Arora, our vice president and director, and

(iii)

(iii) 7322747 Canada Inc. a Canadian corporation controlled by Navjot Nanda our secretary, treasurer and director,

In exchange, we acquired 100% of the outstanding shares of DNA Testing Centers of Canada, Ltd., which became our wholly-owned subsidiary.  At the time of the acquisition, 7612176 Canada Inc., 7322640 Canada Inc. and 7322747 Canada Inc. each held 33.33% of DNA Centers of Canada, Ltd. representing 100% of its outstanding securities.

Our principal executive office is located at 2378 Parkhaven Boulevard, Oakville, Ontario, L6H 0E7, Canada.  Our telephone number is 1-866-863-5139.  Our website is www.dnatestingcanada.com.

Our Current Business

We provide DNA testing kits directly to consumers and to health care practitioners. We distribute and ship our products only in Canada.

Our operations to date and those of our wholly owned subsidiary, DNA Testing Centers of Canada, Ltd., include:

(i)

development of our business plan;

(ii)

research and development of DNA testing methods and technologies;

(iii)

locating suppliers for DNA testing kits;

(iv)

locating and reviewing potential labs to interpret our DNA testing kits;

(v)

creating our marketing strategy;

(vi)

developing content for our website that describes DNA technology, the DNA testing process and the DNA test kits we sell; and

(vii)

selling our DNA testing kits to medical practitioners and directly to consumers.  DNA Testing Centers of Canada, Ltd., commenced sales of its products in April of 2010.

DNA Testing Centers of Canada, Ltd., our wholly owned subsidiary, commenced sales of its products in April of 2010. To date, product sales were generated from our website and sold by phone order. Our customers pick up and pay for their purchases at our office location at 2378 Parkhaven Boulevard, Oakville, Ontario, L6H 0E7, Canada. We do not use an outside sales force.

We presently offer our paternity testing kits for purchase on our website. We plan to offer our remaining test kits for purchase on our website using an online shopping cart by October 30, 2015.

Customer Price and Accuracy of Our DNA Test Kits

As reflected in the chart below, all of our tests have an accuracy rate of 99.8% except for our prenatal gender test which is 98% effective.  All of our tests are based upon a saliva sample.  The most common reason for result errors in our tests is an insufficient saliva sample.

The cost per test kit for our DNA testing kits and accuracy of each kit is summarized below:

Type of Test	Price Per Kit
Prenatal Gender Test	$149.00
Paternity Tests - Informational	$94.00
Paternity Tests - Legal	$150.00
Kinship Test	$155.00
Ancestry DNA Testing	$250.00
Genetic Predisposition (Carrier, Drug, Health)	$249.00
Genetic Pred + Diet & Fitness as Bundle Test	$349.00
Carrier Testing	$300.00
Drug Response Testing	$300.00
Health Condition Testing	$300.00
Diet & Fitness Testing	$300.00

DNA Testing Technologies

DNA testing generates genetic profile information by analyzing an organism’s unique genetic identity.  The process of identifying unique variations in a genome is referred to as DNA testing.  DNA testing is the standard method used for forensic identification, ancestry tracing and to confirm paternity and other family relationships.

We provide two types of DNA testing.

The first is composed of ancestral testing (both paternal and maternal), paternity testing (informational and legal), prenatal gender testing, and twin diagnostic testing.

The second tests for disease predisposition.  These tests can identify a person’s genetic risk for cancer, heart conditions, inherited conditions, nutrition, fitness response, and drug response to medication.

A DNA profile can be determined from any type of biological specimen containing nuclear DNA, including blood or a tissue sample, such as a cheek swab or saliva.

DNA testing currently used for identity purposes examines specific sequences of DNA that exhibit variability between different individuals.  Our tests use SNP genotyping, DNA sequencing and STR markers.

SNP Genotyping

A SNP is a Single Nucleotide Polymorphism.  These are single base pairs in a genome that exhibit variation across the human population.  There are two applications a SNP can be used for, one is whole genome association studies and the other is point mutation.  In whole genome association studies, large amounts of data in the form of SNPs are gathered from a sample of people.  Depending on what the target of the study is, associations can be made based on a person’s SNP profile.  Here is a fictitious example: a person with an “A” base at position 765,659 on chromosome 11 has a 100 times higher likelihood of developing a rare form of cancer than a person with a “T” base.  This is not a definitive diagnosis but can definitely be helpful information for the patient in terms of preventative care.

A SNP marker can also detect a genetic disease like cystic fibrosis.  In this case the SNP (or 3 base pairs in the case of cystic fibrosis) will show definitively if a person has the disease or not.  The association is 100%.

DNA Sequencing

In DNA sequencing, 300-500 base pair stretches of DNA are elucidated to show a more complete picture.  DNA sequencing is helpful in determining genetic disorders that SNP analysis alone cannot do.  DNA sequencing is also critical in the development of SNP assays.

STR Markers

A short tandem repeat (“STR”) is a portion of DNA in which small sequences are repeated a variable number of times.  Typically, there are 10 to 25 possible variations of a given human STR marker, with each person having just one or two variations.  By looking at a moderate number of STRs, a DNA profile is determined that is virtually unique for each individual. STRs are the most common genetic markers used in the industry to determine identity in forensic, paternity and security applications.

Our Products

We sell the following types of DNA test kits to medical practitioners and directly to consumers located in Canada:

Prenatal Gender Test

The Prenatal Gender Test determines gender after 7 weeks of gestation.  This test works by looking for a Y chromosome within the mother’s blood.

Paternity Test – Informational

The Paternity Test uses a cheek swab collected from both the child and the alleged father to determine parentage.  DNA Testing Centers uses a 15 genetic marker analysis.

Paternity Test - Legal

The Paternity Test uses a cheek swab collected from both the child and the alleged father to determine parentage.  DNA Testing Centers uses a 15 genetic marker analysis.  This test must be performed at a medical clinic and is designed to be used in legal proceedings to establish paternity.

Kinship Testing

A DNA kinship test determines the relationship between two or more individuals to assess an alleged relationship such as full or half siblings, grandparents and aunts or uncles

Ancestral Origins Testing

The Ancestry test provides an estimated percentage of ancestry from four different population groups: Indigenous American, European, East Asian and Sub-Saharan African.

Genetic Predisposition

Genetic predisposition testing can identify a person’s predisposition for over 70 health conditions based upon their DNA.

Carrier Test Identification

Carrier test identification can identify individuals who carry a genetic disorder.

Drug Response Testing

Drug response testing identifies uses a person’s DNA to identify metabolism enzymes and transporters that have been linked to harmful reactions with common medical prescriptions.

The Testing Process

Our DNA test kits include swabs to collect a saliva sample, detailed instructions and pre-labeled packaging to send the sample to us.  Upon receipt of the sample, it is registered in our database and sent to a third party laboratory to be interpreted.  All tests are interpreted by either US laboratories accredited by CLIA and CAP or Canadian laboratories accredited by the Standard Council of Canada and CAP.  After interpretation, the laboratory delivers the test results to us by email.  Upon receipt, we enter the results in our customer database and deliver the results to the consumer by email.

The results for paternity tests and Y-chromosome relationship tests and grandparent or uncle or aunt tests, are interpreted within 4 to 5 business days of the lab’s receipt of the test.  Ancestry origin tests are interpreted within 21 to 28 days of receipt.  Genetic predisposition test including diet and fitness testing are interpreted within 28-42 days of receipt.  We typically deliver the test results to the customer by email within 1 to 4 days after our receipt.

Dependence on a Few Customers

In the year ended December 31, 2014, two customers accounted for 30.44% of our revenues. The two customers represented 15.41% and 15.03% of our revenues such period.  As a result, a material portion of our revenues are concentrated in a few customers. Should either of these two customers decrease or cease ordering products from us, our revenues and results of operations will be negatively affected.

Suppliers

We purchase our DNA test components from Pro Printing and Mailing Services Inc. located at 1235 Trafalgar Road, Oakville, Ontario, L6H 3P1 and assemble the products at our facilities, or we purchase finished kits previously from Pathway Genomics Lab, 4045 Sorrento Valley Boulevard, San Diego, CA 92121.

Marketing Strategy

Our first product sale was in April of 2010. We have not yet implemented a marketing strategy and all sales to date have been generated by our website or related parties. Sales generated from our website are placed by phone order. We presently offer our paternity testing kits for purchase on our website. We offer an online shopping cart featuring all of our products.

Our core marketing strategy is to brand our “DNA For Family” slogan for those seeking information that can be determined by DNA testing such as kinships and ancestry and our “DNA For Health” slogan for those seeking to improve their health by DNA testing to determine disease predisposition, nutrition and fitness testing.

We plan to begin implementing our marketing plan in April of 2016.

•

In April of 2016, we plan to begin social media campaigns on Twitter, Facebook, Linkedin and other websites to market our products;

•

In May of 2016, we plan to establish Google AdWords and search engine optimization campaigns targeting consumers in Canada; and

•

In June of 2016, we plan to market our tests to medical practitioners, medical facilities and fitness centers.

We also plan to attract medical practitioners and their customers through the existing relationships of our chief executive officer, president and director, Dr. Barjinder Sohal, a licensed physician, and Dr. Nitan Arora, our vice president and director, a chiropractic physician.

We believe that a marketing mix of social media, email advertising, print advertising in medical journals and health/ fitness publications, internet advertising and medical office and fitness center event promotions providing information and sample test kits is an optimal strategy to increase sales.

Raw Materials

Raw materials used by us in our DNA test kits are available from a variety of suppliers.  We maintain a good relationship with our suppliers and do not anticipate that any of our suppliers will terminate their relationship with us in the near term.  In the event, we are unable to obtain any of our raw materials from our suppliers, we believe that we could obtain alternative sources of any raw materials from other suppliers.  We do not have contracts with our suppliers and we order our raw materials on an as-needed basis.  We have not experienced any material adverse effect on our business as a result of shortages of raw materials.  An unexpected interruption or a shortage in supply of raw materials could adversely affect our business derived from these products.

Research and Development

All of our research to date has been done by Dr. Barjinder Sohal, our chief executive officer, president and director who is a licensed physician in Canada and Dr. Nitan Arora, our vice president and director, who is a licensed chiropractic physician in Canada.  We have not spent any amounts on research and development in the prior two years.

Property

We rent our office space at 2378 Parkhaven Boulevard, Oakville, Ontario, L6H 0E7, Canada from Navjot Nanda.  This property is a lease of a 400 square foot office that is owned by Navjot Nanda, our treasurer, secretary, and director.  We currently pay $1,000 per month, and occupy the premises on a month-to-month basis.

Seasonality

Our business is not affected by seasonal factors.

Intellectual Property

We have no registered or patented intellectual property.  Trademarks and trade names distinguish the various companies from each other.  If customers are unable to distinguish our products from those of other companies, we could lose sales to our competitors.  We do not have any registered trademarks and trade names, so we only have common law rights with respect to infractions or infringements on its products.  Many subtleties exist in product descriptions, offering and names that can easily confuse customers.  The name of our principal products may be found in numerous variations of the name and descriptions in various media and product labels.  This presents a risk of losing potential customers looking for our products and buying someone else’s because they cannot differentiate between them.

Overview

DNA Testing Centers, Corp., together with our wholly-owned subsidiary, DNA Centers of Canada, Ltd., are collectively referred to herein as the “Company,” “us” or “we.”

We are a development-stage company, incorporated in the State of Florida on July 3, 2014, to acquire our wholly owned subsidiary DNA Centers of Canada, Ltd., a Canadian corporation formed on April 6, 2009, to distribute

DNA testing products to consumers and medical practitioners in Canada.

We currently sell our DNA test kits directly to our customers.  Our customers are both individuals and medical practitioners. Our DNA testing kits are sold directly to customers who place orders by telephone.

Going Concern

As reflected in the accompanying financial statements, we have accumulated deficit of $157,507 as of September 30, 2015, and realized negative cash flows from operations totaling $97,687 for the period ended September 30, 2015.We currently have limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Results of Operations

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

For the three months ended September 30, 2015, we had revenues of $4,564 compared to $6,352 for the three months ended September 30, 2014. The decrease in revenues was due to a decrease in the amount allotted for marketing of our business and services.

Operating expenses decreased to $28,233 for the three months ended September 30, 2015 compared to $36,314 for the three months ended September 30, 2014 due to the decrease in   the amount allotted for marketing of our business and services and reduced stock based compensation.

We had a net loss of $28,233 for the three month ended September 30, 2015, which was less than the net loss of $29,962 for the three month ended September 30, 2014. The decrease in net loss was mainly resulted from the decrease in net operating expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Revenues	$4,564	$6,352

Testing Fees	16,827	3,431
Other Operating Expenses	13,201	2,883
Stock-based Compensation	Nil	30,000
Net loss	$25,465	$29,962

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

For the nine months ended September 30, 2015, our company had revenues of $14,964 compared to $19,843 for the nine months ended September 30, 2014. The decrease in revenues was due to a decrease in the amount allotted for marketing of our business and services.

Operating expenses increased to $113,345 for the nine months ended September 30, 2015 compared to $48,876 for the nine months ended September 30, 2014, due to the increase in consulting fees, subcontractor fees, professional fees and rent expenses.

We had a net loss of $98,381 for the nine months ended September 30, 2015, which was more than the net loss of $29,183 for the nine months ended September 30, 2014. Our increased net loss resulted from a decrease in revenues and increases in consulting fees, subcontractor fees, professional fees and rent expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Revenues	$14,964	$19,843

Testing Fees	33,650	14,481
Other operating Expenses	79,695	4,395
Stock-based Compensation	Nil	30,000
Net loss	$98,381	$29,183

Liquidity and Capital Resources

Our balance sheet as of September 30, 2015 reflects current assets of $10,915. We had cash and cash equivalents in the amount of $8,995 which is insufficient to carry out our stated plan of operation for the next twelve months.

As of September 30, 2015, our company had accumulated losses of $157,507 since inception and had a working capital deficit of $4,498. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The continuation of our company as a going concern is dependent upon financial support from its stockholders, the ability of our company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The full and timely development and implementation of our business plan and growth strategy will require significant additional resources, and our company may not be able to obtain the funding necessary to implement its growth strategy on acceptable terms or at all.

An inability to obtain such funding could slow down or prevent our company from further development of its mineral resources. Our company intends to explore additional options to secure sources of capital, including the issuance of debt, and equity, including preferred equity securities or other equity securities. Our company does not have commitments from any third parties to provide additional financing. Our company might not succeed in raising additional equity capital or in negotiating and obtaining additional and acceptable financing when it needs it or at all. Our company’s ability to obtain additional capital will also depend on market conditions, national and global economies and other factors beyond its control. We cannot assure you that our company will be able to implement or capitalize on various financing alternatives or otherwise obtain required capital, the need for which is substantial given its operating loss history and its business and development plan. The terms of any future debt or equity funding that our company may obtain in the future may be unfavorable to our company and to its stockholders.

Working Capital

	At September 30, 2015	At December 31, 2014
Current assets	$9,154	$70,707
Current liabilities	13,652	17,328
Working capital (deficit)	$(4,498)	$53,379

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Nine Months Ended
	September 30,
	2015	2014
Net cash provided by (used in) operating activities	$(97,720)	$1,020
Net cash provided by (used in) investing activities	Nil	Nil
Net cash provided by (used in) financing activities	48,867	98,607
Foreign currency transaction	(7,235)	(1,196)
Net (decrease) in cash during period	$(48,853)	$99,627

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2015 was $97,720, an increase from the $1,020 net cash inflow during the nine months ended September 30, 2014.

Investing Activities

Our company had no investing activities during the nine months ended September 30, 2015 and September 30, 2014.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2015 was $48,867 as compared to $1,196 during the nine months ended September 30, 2014.

Future Financings

We anticipate that we will have to generate enough revenue or enter into additional debt or equity financings to have enough cash to sustain operations for at least a year. However, we cannot make any assurance that we will be successful in generating enough revenue or obtain additional financings to sustain operations. Moreover, our independent auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Management may decide, based on market con,ditions, to seek future private placements if management believes such private placements are in the best interests of our company.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies and Estimates

Basis of presentation

The accompanying unaudited consolidated interim financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto of our company contained elsewhere herein the Company’s Form 10-Q.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States necessarily requires management to make estimates and assumptions that affect the amounts reported in the financial statements. We regularly evaluate estimates and judgment based on historical experience and other relevant facts and circumstances. Actual results could differ from those estimates.

Revenue recognition

Revenue are recognized when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This occurs only when the services are rendered.

Income taxes

Deferred tax asset and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reserve.

We have net operating loss carry-forwards available to reduce future taxable income. Future tax benefits for these operating loss carry-forwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that we will not realize a future tax benefit, a valuation allowance is established.

Financial instrument

The carrying amount of our financial instruments, consisting of cash equivalents, accounts and notes receivable, accounts and notes payable, short-term borrowings and certain other liabilities, approximates fair value since the stated rate of interest approximates a market rate of interest.

Foreign currency translation

Assets and liabilities of Canadian operations are translated into United States dollar equivalents using the exchange rate in effect at the balance sheet date. Revenue and expenses are translated using the average exchange rates during each period. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in common shareholders' equity. Foreign currency transaction gain and losses are included in the current earnings and totaled $3,490 and $0 for the years ended December 31, 2014 and 2013, respectively. Foreign currency transaction gain and losses are included in the current earnings and totaled $10,758 at September 30, 2015.

Impairment of Long-Lived Assets

Long-lived assets, including property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The evaluation of recoverability is performed using undiscounted estimated net cash flows generated by the related asset. If an asset is deemed to be impaired, the amount of impairment is determined as the amount by which the net carrying value exceeds discounted estimated cash flows.

Reclassification

Certain reclassifications may have been made to our prior year’s consolidated financial statements to conform to our current year presentation. These reclassifications had no effect on our previously reported results of operations or accumulated deficit. One of our major customers for 2013 and 2014 was previously perceived as a related party. Upon further review this customer has never met the definition of a related party and therefore we are reclassifying sales that were previously presented as related parties.

Basic and diluted net income (loss) per share

Basic net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method. The dilutive effect of the outstanding awards for the years ended December 31, 2013 and 2014 was -0- shares. The dilutive effect of the outstanding awards for the periods ended September 30, 2015 and 2014 was -0- shares.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our president (our principal executive officer, principal financial officer and principal accounting officer) in connection with the review of our financial statements as of March 31, 2015.

To address the material weaknesses set forth in items (2) and (3) discussed above, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

This quarterly report does not include an attestation report of our company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s independent registered public accounting firm pursuant to the rules of the SEC that permit our company to provide only the management’s report in this quarterly report.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation; Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on October 24, 2014).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on October 24, 2014).
(10)	Material Contracts
10.1	Lease Agreement between Testing Centers Corp and Navjot Nanda (incorporated by reference to our Registration Statement on Form S-1 filed on October 24, 2014).
10.2	Employment Agreement between DNA Testing Centers Corp and Dr. Barjinder Sohal (incorporated by reference to our Registration Statement on Form S-1 filed on October 24, 2014).
10.3	Employment Agreement between DNA Testing Centers Corp and Dr. Nitan Arora (incorporated by reference to our Registration Statement on Form S-1/A filed on October 24, 2014).
10.4	Employment Agreement between DNA Testing Centers Corp and Navjot Nanda (incorporated by reference to our Registration Statement on Form S-1 filed on October 24, 2014).
10.5	Agreement between DNA Testing Centers Corp and DNA Testing Centers of Canada, Ltd. (incorporated by reference to our Registration Statement on Form S-1 filed on January 28, 2015).
10.6	Amending Employment Agreement between DNA Testing Centers Corp and Dr. Barjinder Sohal (incorporated by reference to our Registration Statement on Form S-1/A #5 filed on September 17, 2015).
10.7	Amending Employment Agreement between DNA Testing Centers Corp and Dr. Nitan Arora (incorporated by reference to our Registration Statement on Form S-1/A #5 filed on September 17, 2015).
10.8	Amending Employment Agreement between DNA Testing Centers Corp and Navjot Nanda (incorporated by reference to our Registration Statement on Form S-1/A #5 filed on September 17, 2015).
(21)	Subsidiaries
21.1	DNA Testing Centers of Canada, Ltd., a company formed pursuant to the laws of Alberta (wholly owned).
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNA TESTING CENTERS, CORP.

Date: February 4, 2016	By:	/s/ Barjinder Sohal
Barjinder Sohal
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 4, 2016	By:	/s/ Nitan Arora
Nitan Arora
Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)