Form 10-Q/A
period 2015-09-30
DNA Testing Centers Corp
filed 2016-02-08
CIK 1620070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q /A

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

21,146,403 common shares issued and outstanding as of February 8, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and nine month periods ended September 30, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with The Generally Accepted Accounting Principles in United States.

	DNA Testing Centers Corp.
	Consolidation Balance Sheets
	As of September 30, 2015 and December 31, 2014
ASSETS
Notes	September 30	December 31,
	2015	2014
Current Assets
Cash	8,995	65,083
Note Receivable	159	184
Total Current Assets	9,154	65,267

Property and Equipment	5,440	5,440

Total Assets	14,594	70,707

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	13,653	13,018
Notes Payable - Related Party	-	4,310
Total Current Liabilities	13,653	17,328
Equity
Preferred Stock, $0.0001 par value, 10,000,000
shares authorized, shares issued and outstanding
at September 30, 2015 and December 31, 2014,
respectively	-	-
Common Stock, $0.0001 par value, 49,000,000
shares authorized, 21,146,403 and 20,784,595
issued
and outstanding at September 30, 2015 and
December
31, 2014, respectively	2,114	2,078
Additional Paid in Capital	168,853	115,712
Accumulated Deficit	(159,302)	(60,921)
Other Comprehensive Income	(10,724)	(3,490)
Total Stockholders' Equity	941	53,379

Total Liabilities and Shareholders' Equity	14,594	70,707

The accompanying notes are an integral part of these consolidated unaudited financial statements

	DNA Testing Centers Corp.
Consolidated Statements of Operations and Other Comprehensive Income (loss)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	$	$	$	$
Revenue	4,564	6,352	14,964	19,843

Operating Expenses:
Testing Fees	16,827	3,431	33,650	14,481
Other Operating Expenses (Note 2)	13,201	2,883	79,695	4,395
Stock-based Compensation	-	30,000	-	30,000

Net Operating Expenses	30,028	36,314	113,345	48,876

Net Operating Income Before Taxes	(25,465)	(29,962)	(98,381)	(29,033)

Income Taxes	-	6	-	150

Net Income (loss)	(25,465)	(29,968)	(98,381)	(29,183)

Other Comprehensive Income (loss):
Foreign Currency Exchange Adjustment	(1,784)	(1,189)	(7,233)	(1,196)

Total Comprehensive Income (loss)	(27,249)	(31,157)	(105,614)	(30,379)

Net Income Per Common Share- Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	21,147,829	20,230,417	20,986,397	20,077,087

The accompanying notes are an integral part of these consolidated unaudited financial statements

	DNA Testing Centers Corp.
	Consolidated Statements of Cash Flow
	Nine months Ended September 30, 2015 and 2014

	September 30, 2015	September 30, 2014
OPERATING ACTIVITIES	$	$
Net Income (Loss)	(98,381)	(29,183)
Adjustments to reconcile net income
to net cash provided by operations:
Stock-based compensation	-	30,000
Changes in operating assets and liabilities:
Other receivable	25	-
Income taxes payable	-	-
Accounts payable	635	203

Net cash provided by (used) Operating Activities	(97,721)	1,020

FINANCING ACTIVITIES
Proceed from shareholders loan	-	20,694
Proceed from sale of common stock	-	76,690
Payments on Notes Payable - Related Party	(4,310)	-
Share capital issuance	53,177	-

Net cash provided by (used) Financing Activities	48,867	97,384

Net cash increase (decrease) for period	(48,854)	98,404

Net Effect of Foreign currency exchange adjustment	(7,234)	(1,196)

Cash at beginning of period	65,083	443

Cash at end of period	8,995	97,651

The accompanying notes are an integral part of these consolidated unaudited financial statements

DNA Testing Centers, Corp.

Notes to Consolidated Financial Statements

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

Going concern

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $159,302 as of September 30, 2015, and realized negative cash flows from operations totaling $97,721 for the period ended September 30, 2015.The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

Going Concern

As reflected in the accompanying financial statements, we have accumulated deficit of $159,302 as of September 30, 2015, and realized negative cash flows from operations totaling $97,721 for the period ended September 30, 2015.We currently have limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Operating expenses decreased to $30,028 for the three months ended September 30, 2015 compared to $36,314 for the three months ended September 30, 2014 due to the decrease in   the amount allotted for marketing of our business and services and reduced stock based compensation.

We had a net loss of $25,464 for the three months ended September 30, 2015, which was less than the net loss of $29,962 for the three month ended September 30, 2014. The decrease in net loss mainly resulted from the decrease in net operating expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Revenues	$4,564	$6,352

Testing Fees	16,827	3,431
Other Operating Expenses	13,201	2,883
Stock-based Compensation	Nil	30,000
Net loss	$25,464	$29,962

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

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Revenues	$14,964	$19,843

Testing Fees	33,650	14,481
Other operating Expenses	79,695	4,395
Stock-based Compensation	Nil	30,000
Net loss	$98,381	$29,033

Liquidity and Capital Resources

Our balance sheet as of September 30, 2015 reflects current assets of $9,154. We had cash and cash equivalents in the amount of $8,995 which is insufficient to carry out our stated plan of operation for the next twelve months.

As of September 30, 2015, our company had accumulated losses of $159,302 since inception and had a working capital deficit of $4,499. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The continuation of our company as a going concern is dependent upon financial support from its stockholders, the ability of our company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The full and timely development and implementation of our business plan and growth strategy will require significant additional resources, and our company may not be able to obtain the funding necessary to implement its growth strategy on acceptable terms or at all.

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

Working Capital

	At September 30, 2015	At December 31, 2014
Current assets	$9,154	$65,627
Current liabilities	13,653	17,328
Working capital (deficit)	$(4,499)	$47,939

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Nine Months Ended
	September 30,
	2015	2014
Net cash provided by (used in) operating activities	$(97,721)	$1,020
Net cash provided by (used in) investing activities	Nil	Nil
Net cash provided by (used in) financing activities	48,867	97,384
Foreign currency transaction	(7,234)	(1,196)
Net (decrease) in cash during period	$(48,854)	$98,404

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2015 was $97,721 , an increase from the $1,020 net cash inflow during the nine months ended September 30, 2014.

Investing Activities

Our company had no investing activities during the nine months ended September 30, 2015 and September 30, 2014.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2015 was $48,867 as compared to $97,384 during the nine months ended September 30, 2014.

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

Management may decide, based on market conditions, to seek future private placements if management believes such private placements are in the best interests of our company.

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

Foreign currency translation

Assets and liabilities of Canadian operations are translated into United States dollar equivalents using the exchange rate in effect at the balance sheet date. Revenue and expenses are translated using the average exchange rates during each period. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in common shareholders' equity. Foreign currency transaction gain and losses are included in the current earnings and totaled $3,490 and $0 for the years ended December 31, 2014 and 2013, respectively. Foreign currency transaction gain and losses are included in the current earnings and totaled $10,724 at September 30, 2015.

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

DNA TESTING CENTERS, CORP.

Date: February 8, 2016	By:	/s/ Barjinder Sohal
Barjinder Sohal
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 8, 2016	By:	/s/ Nitan Arora
Nitan Arora
Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)