Form 10-K
period 2015-12-31
DNA Testing Centers Corp
filed 2016-06-13
CIK 1620070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [              ] to [             ]

Commission file number 333-199589

DNA TESTING CENTERS, CORP.

(Exact name of registrant as specified in its charter)

Florida	applied for
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2378 Parkhaven Blvd., Oakville, Ontario	L6H 0E7
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +1 866 863 5139

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2015 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 21,146,403 common shares as of June 9, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Item 1. Business

FORWARD LOOKING STATEMENTS

This annual report (“Report”) contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and the risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our audited financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars (US$) and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our” and “our company” mean DNA Testing Centers, Corp., and our wholly owned subsidiary, DNA Testing Centers of Canada, Ltd. an Alberta, Canada corporation, unless otherwise indicated.

Overview

Our principal executive offices are located at 2378 Parkhaven Boulevard, Oakville, Ontario, L6H 0E7, Canada.  Our telephone number is 1-866-863-5139 and our website is located at www.dnatestingcanada.com.  The information contained on our website is not part of this Report.

DNA Testing Centers, Corp., together with our wholly-owned subsidiary, DNA Centers of Canada Ltd., are collectively referred to herein as the “Company,” “us” or “we.”

We are incorporated in the State of Florida on July 3, 2014, to acquire our wholly owned subsidiary DNA Centers of Canada, Ltd., a Canadian corporation formed on April 6, 2009, to distribute DNA diagnostic testing products to medical practitioners and directly to consumers located in Canada.

During the year ending December 31, 2015, and 2014, our revenues were $20,636 and $27,115, respectively from the sale of our DNA test kits.   During the year ending December 31, 2015, and 2014, we sold 129 and 166 total DNA test kits. We received $87,690 from the sale of 584,598 shares of our common stock during September and October 2014. In May 2015, we received approximately $53,177 from the sale of 363,233 shares of our common stock.

DNA Testing Centers of Canada, Ltd., our wholly owned subsidiary, commenced sales of its products in April of 2010.  To date, product sales were generated from our website and sold by phone order. Sales generated from our website are placed by phone order. We presently offer our paternity testing kits for purchase on our website. We offer our remaining test kits for purchase on our website using an online shopping cart.

Our monthly operating expenses will be approximately $8,083. As of April 18, 2016, we had cash on hand of approximately $807 which will be insufficient to pay our operating expenses for 6 months.  We plan spend $97,000 to implement our plan of operations as described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation” on page 23 of this Report. We do not presently have sufficient funds available to complete our plan of operations and there is no assurance we will have sufficient funds available to implement our plan of operations which could cause you to lose your investment.

Our Business

We provide DNA testing kits directly to consumers and to health care practitioners. We distribute and ship our products only in Canada.

To date, our operations and those of our wholly owned subsidiary, DNA Testing Center of Canada, Ltd., include: (i) development of our business plan; (ii) research and development of DNA testing methods and technologies; (iii) locating suppliers for DNA testing kits; (iv) locating and reviewing potential labs to interpret our DNA testing kits; (v) creating our marketing strategy; (vi) developing content for our website that describes DNA technology, the DNA testing process and the DNA test kits we sell; and (v) selling our DNA testing kits to medical practitioners and directly to consumers.

DNA Testing Centers of Canada, Ltd., our wholly owned subsidiary, commenced sales of its products in April of 2010. To date, product sales were generated from our website and sold by phone order. Our customers pick up and pay for their purchases at our office location at 2378 Parkhaven Boulevard, Oakville, Ontario, L6H 0E7, Canada. We do not use an outside sales force.

We presently offer our paternity testing kits for purchase on our website. We offer our remaining test kits for purchase on our website using an online shopping cart.

Customer Price and Accuracy of Our DNA Test Kits

As reflected in the chart below, all of our tests have an accuracy rate of 99.8% except for our prenatal gender test which is 98% effective.  All of our tests are based upon a saliva sample.  The most common reason for result errors in our tests is an insufficient saliva sample.

The cost per test kit for our DNA testing kits and accuracy of each kit is summarized below:

Type of Test	Price Per Kit	Accuracy of Test
Prenatal Gender Test	$149.00	98%
Paternity Tests - Informational	$94.00	99.8%
Paternity Tests - Legal	$150.00	99.8%
Kinship Test	$155.00	99.8%
Ancestry DNA Testing	$250.00	99.8%
Genetic Predisposition (Carrier, Drug, Health)	$249.00	99.8%
Genetic Pred + Diet & Fitness as Bundle Test	$349.00	99.8%
Carrier Testing	$300.00	99.8%
Drug Response Testing	$300.00	99.8%
Health Condition Testing	$300.00	99.8%
Diet & Fitness Testing	$300.00	99.8%

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

Dependence on a Few Customers

In the year ended December 31, 2014, two customers accounted for 30.44% of our revenues. The two customers represented 15.41% and 15.03% of our revenues.  In the year ended December 31, 2015, three customers accounted 97.09% of the revenues, one at 74.20%, second one at 11.61% and third one at 11.28%.  The remaining revenues were from several patients at a percentage of 2.91%.  As a result, a material portion of our revenues are concentrated in a few customers. Should any of these three customers decrease or cease ordering products from us, our revenues and results of operations will be negatively affected.

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

We implemented our marketing plan in April of 2015.

•

In April of 2015:

o

we began to create email materials for our marketing campaign for physicians, medical practitioners and fitness centers in Canada;

o

we began social media campaigns on Twitter, Facebook, Linkedin and other websites to market our products;

•

In May of 2015:

o

we established Google AdWords and search engine optimization campaigns targeting consumers in Canada;

o

we started advertising our products in medical journals and fitness magazines;

•

In June of 2015, we offered incentives for medical practitioners, medical facilities and fitness centers that purchase our products on a repeat basis; and

•

In September of 2015, we offered event promotions to medical offices, clinics and fitness centers in Canada to demonstrate our products.

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

Government Regulation

There are no regulations in Canada governing our sale of DNA testing kits directly to consumers or medical practitioners.

Employees

As of the date, we have 5 employees, as follows:

•

3 are our officers and/or directors, of which 2 are doctors

•

1 clerical employee who distributes tests, and handles calls, and emails

•

1 administrative employee who handles office management and oversees development of content for our website

None of our employees are represented by a collective bargaining agreement, nor have we experienced any work stoppages.  We believe that we maintain good relationships with our employees.

Competition

We compete with other companies offering DNA testing products in Canada that are similar to or substantially the same as the products offered by us.  This may put us at a competitive disadvantage since our tests are not unique.  Our competitors include www.thednalab.com, www.dnacanada.com, and www.easyDNA.ca.  Competitors for our over-the-counter ancestry testing kits include dna.ancestry.com, www.accu-metrics.com and www.medcan.com.

To compete, we plan to:

•

develop a user friendly appealing website to sell our DNA testing kits directly to consumers and medical practitioners in Canada;

•

develop our slogans “DNA For Family” and “DNA For Health”;

•

attract medical practitioners and their customers through the existing relationships of our chief executive officer, president and director, Dr. Barjinder Sohal, a licensed physician, and Dr. Nitan Arora, our vice president and director, a chiropractic physician; and

•

implement our marketing plan that includes incentives for medical practitioners, medical facilities and fitness centers that purchase our products on a repeat basis.

The DNA testing and product market is highly competitive and rapidly changing.  Our ability to compete depends upon many factors within and outside our control, including the performance and reliability of our test kits, customer service, marketing efforts and development of our logs and brand name.  Due to the relatively low barriers to entry in the DNA testing products market in Canada we expect additional competition from other emerging companies.  Many of our existing and potential competitors are substantially larger than us and have significantly greater financial, technical and marketing resources.  As a result, they may be able to respond more quickly to new or emerging technologies for DNA testing products.  There can be no assurance that we will be able to compete successfully against current or future competitors or that competitive pressure will not have a material adverse effect on our business, operating results and financial condition.

Seasonality

Our business is not affected by seasonal factors.

Item 1A. Risk Factors

The statements contained in or incorporated into this annual report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Condition

There is substantial doubt about our ability to continue as a going concern as a result of our limited operating history and financial resources, and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

We incurred net losses of $61,264 and $101,074 for the years ended December 31, 2014, and 2015, respectively.  As a result, our independent registered public accounting firm has included an explanatory paragraph in its audit opinion that we may be unable to continue as a going concern.  Our limited operating history and financial resources raise substantial doubt about our ability to continue as a going concern and our financial statements contain a going concern qualification.  Our financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

We are an early stage company with little or no historical performance for you to base an investment decision upon, and we may never become profitable.

We are a recently formed company.  For the years ended December 31, 2014 and 2015, we had revenues of $27,115 and $20,636, respectively. For the years ended December 31, 2014 and 2015, we have a net loss of $61,264 and $101,074, respectively.  Accordingly, we have limited historical performance upon which you may evaluate our prospects for achieving our business objectives and becoming profitable in light of the risks, difficulties and uncertainties frequently encountered by early stage companies such as us.  Accordingly, before investing in our common stock, you should consider the challenges, expenses and difficulties that we will face as an early stage company, and whether we will ever become profitable.

We are dependent on the sale of our securities to fund our operations.

We received proceeds from the sale of shares of our common stock which funds our current operations. We presently have cash on hand of only $807 which is not sufficient to fund our operations for a month. We are dependent on the sale of our securities to fund our operations, and will remain so until we generate sufficient revenues to pay for our operating costs.  Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

If we are unable to generate sufficient revenues for our operating expenses we will need financing, which we may be unable to obtain; should we fail to obtain sufficient financing, our revenues will be negatively impacted.

For the years ended December 31, 2015 and 2014, we had revenues of $20,636 and $27,115 respectively from the sale of our DNA testing kits.  For the years ended December 31, 2015, and 2014, we have a net loss of $101,074 and $61,264, respectively.  Because we have limited revenues and lack historical financial data, including revenue data, our future revenues are unpredictable.  We will require $8,083 per month or $97,000 over the next 12 months to meet our existing operational costs, which consist of rent, advertising, salaries and other general, administrative expenses to comply with the costs of being an SEC reporting company due to expected decreased expenses related to becoming a public company relative to the fiscal year of 2015. As the date of April 18, 2016, we had cash on hand of approximately $807 which is insufficient to pay our operating expenses for less than one month.  We plan to spend $97,000 to implement our plan of operations as described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation” on page 23 of this Report. There is no assurance we will have sufficient funds available to implement our plan of operations which could cause you to lose your investment.

Until we generate material operating revenues, we require additional debt or equity funding to continue our operations and implement our plan of operations.  We intend to raise additional funds from an offering of our stock in the future; however, this offering may never occur, or if it occurs, we may be unable to raise the required funding.  We do not have any plans or specific agreements for new sources of funding and we have no agreements for financing in place.

Our revenues are highly concentrated in three customers, which represented 97.09% of our revenues during the year ended December 31, 2015; our revenues could be significantly reduced if these three customers reduce their orders from us or they cease purchasing DNA test kits from us.

In the year ended December 31, 2015, three customers accounted 97.09% of the revenues, one at 74.20%, second one at 11.61% and third one at 11.28%.  The remaining revenues were from several patients at a percentage of 2.91%.  As a result, a material portion of our revenues are concentrated in a few customers. Should any of these three customers decrease or cease ordering products from us, our revenues and results of operations will be negatively affected.

Expenses required to operate as a public company will reduce funds available to develop our business and could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.

Operating as a public company is more expensive than operating as a private company, including additional funds required to obtain outside assistance from legal, accounting, investor relations, or other professionals that could be more costly than planned.  We may also be required to hire additional staff to comply with additional SEC reporting requirements.  We anticipate that the cost of SEC reporting will be approximately $60,000 annually.  Our failure to comply with reporting requirements and other provisions of securities laws could negatively affect our stock price and adversely affect our results of operations, cash flow and financial condition.  If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the OTC Bulletin Board, or, if we have secured a qualification, we may lose the qualification and our securities would no longer trade on the OTC Bulletin Board.  Further, if we fail to meet these obligations and consequently fail to satisfy our SEC reporting obligations, investors will then own stock in a company that does not provide the disclosure available in quarterly, annual reports and other required SEC reports that would be otherwise publicly available leading to increased difficulty in selling their stock due to our becoming a non-reporting issuer.

Risks Related to Our Business

We may be subject to significant regulations in the future and may not be able to obtain necessary regulatory clearances to sell our products.

We presently sell and ship our DNA testing kits only in Canada.  Canada does not presently regulate the sale of over the counter DNA testing kits.  Countries such as the United States limit the types of DNA testing kits that can be sold directly to consumers specifically related to the diagnosis and treatment of diseases and certain medical conditions.  Should Canada adopt future regulations limiting the sale of our DNA testing kits directly to consumers our revenues will likely decrease.  If we expand our business to the U.S. or other countries, we will likely become subject to regulation by the FDA or other comparable agencies of other countries, which may require us to obtain regulatory approval or clearance before we can market those products.

These regulatory approval processes may be expensive, time-consuming and uncertain, and our failure to obtain or comply with these approvals or clearances could harm our business, financial condition and operating results.

We must be able to adapt to rapidly changing technology trends and evolving industry standards or we risk our products becoming obsolete.

The DNA testing market in which we compete is characterized by intensive development efforts and rapidly advancing technology.  Our future success will depend, in large part, upon our ability to anticipate and keep pace with advancing technology and competing innovations.  We may not be successful in identifying, developing and marketing new products or enhancing our existing products.  We believe that a number of large companies, with significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than ours, are focusing on the development of visualization products for minimally invasive surgery.

Adverse publicity of our DNA testing products and any similar products distributed by others could harm our reputation and adversely affect our revenues.

We believe we are highly dependent upon positive consumer perceptions of the reliability of our DNA testing kits as well as similar products distributed by other DNA product and testing companies.  Consumer perception of the reliability of DNA testing can be substantially influenced by scientific research or findings, national media attention and other publicity about the use of DNA technologies.  Adverse publicity from these sources regarding the reliability, quality or efficacy of our products could harm our reputation and results of operations.  The mere publication of news articles or reports asserting that over the counter DNA testing kits are not reliable for the purposes intended particularly where such kits are used to determine genetic predisposition to certain diseases or conditions could have a material adverse effect on our business, financial condition and results of operations, regardless of whether such news articles or reports are scientifically supported.

We may be subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to sell some of our products.

We have no secured intellectual property protection of the DNA Testing Centers name.  Our industry is characterized by vigorous pursuit and protection of intellectual property rights, which has resulted in protracted and expensive litigation for several companies.  Third parties may assert claims of misappropriation of trade secrets or infringement of intellectual property rights against us for which we may be liable.

If our business expands, the number of products and competitors in our markets increases and product overlaps occur, infringement claims may increase in number and significance.  Intellectual property lawsuits are subject to inherent uncertainties due to the complexity of the technical issues involved, and we cannot be certain that we would be successful in defending ourselves against intellectual property claims.  Further, many potential litigants have the capability to dedicate substantially greater resources than we can to enforce their intellectual property rights and to defend claims that may be brought against them.  Furthermore, a successful claimant could secure a judgment that requires us to pay substantial damages or prevents us from distributing our products.

Third parties can purchase the same products we sell which may negatively affect our revenues.

We purchase our test components from Pro Printing and Mailing Services Inc. and finished test kits previously from Pathway Genomics Lab, both of which sell products to other companies.  As such, third parties can purchase the same products as us which puts us at a competitive disadvantage and may have a negative impact on our revenues.

If we fail to develop the DNA Testing Centers brand cost-effectively, our business may be adversely affected.

The success of our products marketed under the DNA Testing Centers brand will depend upon the effectiveness of our marketing efforts.  Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses incurred in building the brands.  If we fail to successfully promote and maintain our brands, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brands, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business and results of operations could suffer.

The DNA testing industry is highly competitive, and our failure to compete effectively could adversely affect our market share, financial condition and future growth.

The DNA testing industry is highly competitive with respect to price, brand and product recognition and new product introductions.  Many of our competitors are larger, more established and possess greater financial, personnel, distribution and other resources than we have.  As such, the growth of product sales is highly competitive and uncertain. If we cannot compete effectively, we may not be profitable.

The purchase of many of our products is discretionary, and may be negatively impacted by adverse trends in the general economy and make it more difficult for us to generate revenues.

Our business is affected by general economic conditions since our products are discretionary and we depend, to a significant extent, upon a number of factors relating to discretionary consumer spending.  These factors include economic conditions and perceptions of such conditions by consumers, employment rates, the level of consumers' disposable income, business conditions, interest rates, consumer debt levels and availability of credit.  Consumer spending on our DNA testing products may be adversely affected by changes in general economic conditions.

The success of our business depends on our ability to market and advertise the products we sell effectively.

Our ability to establish effective marketing and advertising campaigns is the key to our success.  Our advertisements promote our corporate image, our DNA testing products and the pricing of such products. If we are unable to increase awareness of our products, we may not be able to attract new customers.  Our marketing activities may not be successful in promoting the DNA testing products we sell or pricing strategies or in retaining and increasing our customer base.  We cannot assure you that our marketing programs will be adequate to support our future growth, which may result in a material adverse effect on our results of operations.

Our lack of registered trademarks and trade names could potentially harm our business.

Trademarks and trade names distinguish the various companies from each other.  If potential distributors and customers are unable to distinguish our products from those of other companies, we could lose sales to our competitors.  We do not have any registered trademarks and trade names, so we only has common law rights with respect to infractions or infringements on its products.  Many subtleties exist in product descriptions, offering and names that can easily confuse distributors and customers.  The name of our principal products may be found in numerous variations of the name and descriptions in various media and product labels.  This presents a risk of losing potential customers looking for our products and buying someone else’s because they cannot differentiate between them.

We may be subject to product liability claims and we do not have insurance coverage for such claims which could negatively impact our financial condition.

By selling DNA test kits, we will face an inherent business risk of exposure to product liability claims in the event that the use of our products results in personal injury or death.  Also, in the event that any of our testing kits is defective, we may be required to recall or replace such products. We do not maintain product liability insurance coverage to protect us from such claims.  A successful product liability claim or series of claims brought against us would negatively impact our business.

Risks Related To Our Management

Should we lose the services of our management, our financial condition and proposed expansion may be negatively impacted.

Our future depends on the continued contributions of Dr. Barjinder Sohal, our chief executive officer, president and director, Dr. Nitan Arora, our CFO, vice president and director and Navjot Nanda, our secretary, treasurer and director, who would each be difficult to replace.  Their services are critical to the management of our business and operations.  We do not maintain key man life insurance on any of our officers or directors.  Should we lose the services of any of our officers and directors, we may be unable to replace their services with equally competent and experienced personnel, our operational goals and strategies may be adversely affected, which will negatively affect our potential revenues.

Our officers and directors have other business interests and conflict of interests which may not be resolved in our favor.

Dr. Barjinder Sohal, our chief executive officer, president and director, Dr. Nitan Arora, our CFO, vice president and director and Navjot Nanda, our secretary and treasurer, each own 33.3% of Healthmedica, which is a walk in health clinic located in Oakville, Canada.  Dr. Sohal owns 100% of and is and a physician at Barjinder Singh Sohal Medicine Professional Corp., located in Toronto, Canada, where he is a physician.  Additionally, Dr. Arora and Navjot Nanda each hold 50% of Canadian Decompression and Pain Centers (“CDPC”), a Canadian company that provides chiropractic services.  Dr. Arora also serves as a clinic operator at Viva Medical Clinic, which is a walk in medical clinic located in Winnipeg, Canada.

None of the foregoing entities provides DNA Testing or other services that compete with the products and services we offer.  We may compete with these entities for our management’s time in the future.  Accordingly, the personal interests of our officers and directors may come into conflict with our interests and those of our minority stockholders.  We may present our officers and directors with business opportunities, which are mutually desired.  Additionally, in the future, we may compete with these entities for investment capital, technical resources, key personnel and other opportunities, goods, services, etc.  You should carefully consider these potential conflicts of interest before deciding whether to invest in shares of our common stock.  We have not yet adopted a policy for resolving such conflicts of interest.

Our officers and directors devote limited time to our business, which may negatively impact upon our plan of operations, implementation of our business plan and our potential profitability.

Dr. Barjinder Sohal, our chief executive officer and director dedicates approximately 140 hours, Dr. Nitan Arora, our CFO, vice president and director dedicates approximately 140 hours and Navjot Nanda spends approximately 140 hours each month to our business.  The limited amount of time our management devotes to our business activities in the future may be inadequate to implement our plan of operations and develop a profitable business.

Our officers and directors have no experience managing a public company which is required to establish and maintain disclosure controls and procedures and internal control over financial reporting.

We have never operated as a public company and our management has no experience managing a public company which is required to establish and maintain disclosure controls and procedures and internal control over financial reporting.  As a result, we may not be able to operate successfully as a public company, even if our operations are successful.  We plan to comply with all of the various rules and regulations, which are required for a public company that is reporting company with the Securities and Exchange Commission.  However, if we cannot operate successfully as a public company, your investment may be materially adversely affected.

We will incur additional costs and management time related expenses pertaining to SEC reporting obligations and SEC compliance matter and our management has no experience in such matters.

Dr. Barjinder Sohal, our chief executive officer and president, Dr. Nitan Arora, our vice-president, and Ms. Navjot Nanda, our secretary, treasurer, and director, are responsible for managing us, including compliance with SEC reporting obligations and maintaining disclosure controls and procedures and internal control over financial reporting.  These public reporting requirements and controls are new to these individuals and at times will require us to obtain outside assistance from legal, accounting or other professionals that will increase our costs of doing business.  Should we fail to comply with SEC reporting and internal controls and procedures, we may be subject to securities law violations that may result in additional compliance costs or costs associated with SEC judgments or fines, each of which would increase our costs and negatively affect our potential profitability and our ability to conduct our business.

You may have difficulty in enforcing any judgment against our officers and directors who are residents of Canada and not of the U.S., and are located outside the U.S.

All of our officers and directors are located outside the U.S. and reside in Canada.  As a result, it could be difficult for investors to effect service of process of them in the U.S., or to enforce a judgment obtained against them in the U.S.

Because we do not have an audit or compensation committee, shareholders will be required to rely on the members of our board of directors, who are not independent, to perform these functions.

We do not have an audit or compensation committee or board of directors as a whole that is composed of independent directors.  Because our directors are also our officers and controlling shareholders, they are not independent.  There is a potential conflict between their or our interests and our shareholders’ interests, since our directors are also our officers who will participate in discussions concerning management compensation and audit issues that may affect management decisions.  Until we have an audit committee or independent directors, there may be less oversight of management decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

We are an "emerging growth company," and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the JOBS Act.  For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  We could be an emerging growth company for up to five years, although we could lose that status sooner if our revenues exceed $1,000,000,000, if we issue more than $1,000,000,000 in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $100,000,000 as of any April 30 before that time, in which case we would no longer be an emerging growth company as of the following April 30.  We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.  As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Risks Related to Our Common Stock

Our officers and directors have voting control over all matters submitted to a vote of our common stockholders, which will prevent our minority shareholders from having the ability to control any of our corporate actions.

As of the date of this Report, we had 21,146,403 shares of common stock outstanding, each entitled to one vote per common share.  Our chief executive officer, president and director, Dr. Barjinder Sohal, controls 6,666,666 shares, our vice-president and director, Dr. Nitan Arora, controls 6,666,666 shares and our secretary, treasurer and director, Ms. Navjot Nanda, controls 6,666,666 shares.  As such, the aggregate number of common shares controlled by our management effectively entitles them to vote approximately 96% of our outstanding common shares on all matters submitted to a vote of our common stockholders.  As a result, our management has the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election of directors.  Our management’s control of our voting securities may make it impossible to complete some corporate transactions without its support and may prevent a change in our control.  In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

Our common stock is not currently quoted or listed and may never be quoted or listed by the OTC Bulletin Board or any other listing or quotation service and if listed, no market may ever develop for our common stock, or if developed, may not be sustained in the future. Investors may have difficulty in reselling their shares due to the lack of market or state Blue Sky laws.

Our common stock is currently not quoted on any market.  No market may ever develop for our common stock, or if developed, may not be sustained in the future.  The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there might be significant state law restrictions upon the ability of investors to resell our shares.  Accordingly, even if we are successful in having the shares available for trading on the OTC Bulletin Board, investors should consider any secondary market for our common shares to be a limited one.  We intend to seek coverage and publication of information regarding the company in an accepted publication, which permits a "manual exemption."  This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state.  However, it is not enough for the security to be listed in a recognized manual.  The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer's balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. We may not be able to secure a listing containing all of this information. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities.  Most of the accepted manuals are those published in Standard and Poor's, Moody's Investor Service, Fitch's Investment Service, and Best's Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals.  The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

Accordingly, our common shares should be considered totally illiquid, which inhibits investors’ ability to resell their shares.

We will be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  We anticipate that our common stock will be a “penny stock”, and we will become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”.  This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers.  For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  As a result, this rule may affect the ability of broker-dealers to sell our common shares and may affect the ability of purchasers to sell any of our common shares in the secondary market.

For any transaction (other than an exempt transaction) involving a penny stock, the rules require delivery, prior to such transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market.  Disclosure is also required to be made regarding sales commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities.  Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

We do not anticipate that our common stock will qualify for exemption from the Penny Stock Rule.  In any event, even if our common stock is exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Sales of our common stock under Rule 144 could reduce the price of our stock.

None of the 21,146,403 common shares outstanding are currently eligible for resale under Rule 144.  In general, persons holding restricted securities in a SEC reporting company, including affiliates, must hold their shares for a period of at least six months, may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price.  If substantial amounts of our common stock become available for resale under Rule 144, prevailing market prices for our common stock will be reduced.

We may, in the future, issue additional securities, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize us to issue 490,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock.  As of the date of this Report, we had 21,146,403 shares of common stock and no preferred shares outstanding.  Accordingly, we may issue up to an additional 468,853,597 shares of common stock and 10,000,000 shares of blank check preferred stock.  The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders.  We may value any common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our common stock.  Our board of directors may designate the rights, terms and preferences of our authorized but unissued preferred shares at its discretion including conversion and voting preferences without notice to our shareholders.

There is no assurance of a public market or that our common stock will ever trade on a recognized stock exchange.  Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our common stock.  Our shares have not been listed or quoted on any exchange or quotation system.  There can be no assurance that a market maker will agree to file the necessary documents with FINRA, which operates the OTC Bulletin Board, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained.  In the absence of a trading market, an investor may be unable to liquidate their investment.

Because we do not expect to pay dividends for the foreseeable future, investors seeking cash dividends should not purchase our common stock.

We have never declared or paid any cash dividends on our common stock.  We currently intend to retain future earnings, if any, to finance our business.  As a result, we do not anticipate paying any cash dividends in the foreseeable future.  Our payment of any future dividends will be at the sole discretion of our Board of Directors after considering whether we have generated sufficient revenues, our financial condition, operating results, cash needs, growth plans and other factors.  Accordingly, investors that are seeking cash dividends should not purchase our common stock.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities law provides a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks.  As a result, if we are a penny stock we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

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

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is presently no established public trading market for our shares of common stock.  We anticipate on applying for trading of our common stock on the OTCQB.  However, we can provide no assurance that our shares of common stock will be traded on the Bulletin Board or, if traded, that a public market will materialize.

Holders

As of the date of this Report, we had 25 shareholders of our common stock.

Transfer Agent and Registrar

Our transfer agent is VStock Transfer, LLC with an office at 18 Lafayette Place, Woodmere, New York 11598 and a telephone number of (212) 828-8436.

OTCQB Qualification for Quotation

To have our shares of common stock on the OTCQB, a market maker must file an application on our behalf in order to make a market for our common stock.  We have engaged in preliminary discussions with a FINRA Market Maker to file our application on Form 15c-211 with FINRA, but as of the date of this Report, no filing has been made.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plans

We do not currently have a stock option or other equity incentive plan.  We may adopt one or more such programs in the future.

Convertible Securities

As of December 31, 2015, we do not have any outstanding stock options.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended December 31, 2015.

Item 6. Selected Financial Data

As a smaller reporting company we are not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2015 and 2014.

Our operating results for the years ended December 31, 2015 and 2014 are summarized as follows:

	Year Ended
	December 31,
	2015	2014
Revenues	$20,636	$27,115
Operating expenses	$121,710	$88,379
Net loss	$(101,074)	$(61,264)

Revenues for the year ended December 31, 2015 were $20,636 as compared to $27,115 for the comparative period in 2014. The $6,479 decrease in our revenues is primarily due to decrease in sales of test kits.

Expenses

Our operating expenses for the years ended December 31, 2015 and 2014 are outlined in the table below:

	Year Ended
	December 31,
	2015	2014
Testing Fees	$41,550	$30,155
Other Operating Expenses (Note 2)	$80,159	$28,224
Stock-based Compensation	$0	30,000
Net loss	$(101,074)	$(61,264)

Our net loss for the year ended December 31, 2015 was $101,074 compared to a net loss of $61,264 during the year ended December 31, 2014.

During the year ended December 31, 2015, we incurred operating expenses of $121,710 compared to operating expenses of $88,379 during the year ended December 31, 2014. The increase in operating expenses were generally related to increased consulting fees, professional fees, rent, and other expenses.

Liquidity and Capital Resources

Working Capital

	At	At
	December 31,	December 31,
	2015	2014

Current Assets	$361	$65,267
Current Liabilities	$6,698	$17,328
Working Capital (Deficit)	$(6,337)	$47,939

Our current assets as of December 31, 2015 were $361 as compared to current assets of $65,267 as of December 31, 2014. The decrease was primarily due to a decrease in cash. As of December 31, 2015, we had a working capital deficit of $6,337 compared to a working capital of $47,939 as of December 31, 2014.

Cash Flows

Year Ended
December 31,
	2015	2014

Net Cash Provided by (Used in) Operating Activities	$ (112,599)	$ (18,430)
Net Cash Provided by (Used in) Investing Activities	$Nil	$ (5,440)
Net Cash Provided by (Used in) Financing Activities	$ 54,647	$ 92,000
Net Effect of Foreign currency Exchange	$ (6,924)	$ (3,490)
Increase (Decrease) in Cash and Cash Equivalents During the Period	$ (64,876)	$ 68,130

Operating Activities

Cash used in operating activities was $112,599 for the fiscal year ended December 31, 2015 compared to cash used in operating activities of $18,430 for the fiscal year ended December 31, 2014. The increase in cash used in operating activities was primarily due to increased consulting fees, professional fees, rent, and other expenses.

Investing Activities

We used cash of $Nil in investing activities during the year ended December 31, 2015 compared to $5,440 in December 31, 2014.

Financing Activities

Cash provided from financing activities was $54,647 for the fiscal year ended December 31, 2015 compared to cash provided from activities of $92,000 for the fiscal year ended December 31, 2014. The decrease in cash from financing activities was primarily due to a decrease in advances from related parties and financing of our common shares issued.

Our cash balance at December 31, 2015 was $207 with $6,698 in outstanding liabilities. The outstanding liabilities consist of $918 in accounts payable and $5,780 in notes payable to a related party. Management believes our current cash balance may not be sufficient to fund our operating activities over the next 12 months.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern.  However, we have accumulated deficit of $161,995 as of December 31, 2015, and realized negative cash flows from operations totaling $112,599 for the year ended December 31, 2015.We currently have limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about our ability to continue as a going concern.

Management anticipates that we will be dependent, for the near future, on additional investment capital to fund operating expenses. We intend to position ourselves so that we may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that we will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Plan of Operation

We are now investigating other properties on which exploration could be conducted and other business opportunities to enhance shareholder value. If we are unable to find another property or business opportunity, our shareholders will lose some or all of their investment and our business will likely fail.

Cash Requirements

Over the next 12 months we intend to carry on business as a medical diagnostic testing products company. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months

Expense	Amount ($)

Consulting Fees for Research and Development		10,000
Fixed asset purchases		5,000
Professional fees		20,000
Rent		12,000
Sales, Travel and Marketing		20,000
Other general administrative expenses		30,000
Total		97,000

We will require funds of approximately $97,000 over the next twelve months to operate our business. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The financial statements and the related notes of our company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars.

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

Cash and cash equivalents

Cash equivalents are highly liquid investments with an original maturity of three months or less.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This occurs only when the services are rendered.

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

Foreign Currency Translation

Assets and liabilities of Canadian operations are translated into United States dollar equivalents using the exchange rate in effect at the balance sheet date. Revenue and expenses are translated using the average exchange rates during each period. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in common shareholders' equity. Foreign currency transaction gain and losses are included in the current earnings and totaled $6,924 and $3,490 for the years ended December 31, 2015 and 2014, respectively.

Property and Equipment

Property and equipment is recorded at cost.  Major additions and improvements are capitalized and depreciated over their estimated useful lives.  Depreciation of property and equipment is determined using the straight-line method over the useful life, which is estimated at ten years.  Gains or losses on the sale or disposal of property and equipment are included in the statements of operations. Maintenance and repairs that do not extend the useful life of the assets are expensed as incurred.

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

Basic and diluted net income (loss) per share

Basic net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method. The dilutive effect of the outstanding awards for the years ended December 31, 2015 and 2014 was -0- shares.

Recently issued accounting pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

DNA Testing Centers, Corp.

2378 Parkhaven Blvd.

Oakville, ON L6H 0E

We have audited the accompanying consolidated balance sheets of DNA Testing Centers, Corp. and its subsidiary (collectively the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DNA Testing Centers, Corp. and its subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has accumulated deficit and negative cash flows from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

June 8, 2016

	DNA Testing Centers Corp.
	Consolidation Balance Sheets
	As of December 31, 2015 and 2014

ASSETS
	December 31,	December 31,
	2015	2014
Current Assets
Cash	207	65,083
Note Receivable	154	184
Total Current Assets	361	65,267

Property and Equipment (net)	4,895	5,440

Total Assets	5,256	70,707

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Current Liabilities
Accounts Payable	918	13,018
Notes Payable, related party	5,780	4,310
Total Current Liabilities	6,698	17,328

Stockholder's Equity(Deficit)
Preferred Stock, $0.0001 par value, 10,000,000
shares authorized, shares issued and outstanding
at December 31, 2015 and 2014	-	-
Common Stock, $0.0001 par value, 49,000,000
shares authorized, 21,146,404 and 20,784,595
issued and outstanding at December 31, 2015 and 2014, respectively	2,114	2,078
Additional Paid in Capital	168,853	115,712
Accumulated Deficit	(161,995)	(60,921)
Other Comprehensive Income	(10,414)	(3,490)
Total Stockholders' Equity(Deficit)	(1,442)	53,379

Total Liabilities and Stockholders' Equity(Deficit)	5,256	70,707
The accompanying notes are an integral part of these consolidated financial statements

DNA Testing Centers Corp.
Consolidated Statements of Operations and Other Comprehensive Income (loss)
Years Ended December 31, 2015 and 2014

	December 31, 2015	December 31, 2014

Revenue	20,636	27,115

Operating Expenses:
Testing Fees	41,550	30,155
Other Operating Expenses	80,159	28,224
Stock-based Compensation	-	30,000

Total Operating Expenses	121,709	88,382

Net Operating Income (Loss) Before Taxes	(101,074)	(61,264)

Income Taxes	-	-

Net Income (loss)	(101,074)	(61,264)

Other Comprehensive Income (loss):
Foreign Currency Exchange Adjustment	(6,924)	(3,490)

Total Comprehensive Income (loss)	(107,997)	(64,757)

Net Income (loss) Per Common Share- Basic and Diluted	(0.00)	(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	21,026,615	20,255,908

The accompanying notes are an integral part of these consolidated financial statements

			DNA Testing Centers Corp.
			Consolidated Statements of Stockholders' Equity(Deficit)
			For the Years Ended December 31, 2015 and 2014

		Common Stock
		Shares	Amount	Additional Paid in Capital	Other Comprehensive Loss	Accumulated Deficit	Totals

December 31, 2012	Balances	19,999,998	$ 2,000	$ (1,900)		$ (100)	$ -
	Net income					443	443
December 31, 2013	Balances	19,999,998	2,000	(1,900)	-	343	443

	Shares issued for cash	584,598	58	87,632			87,690
	Shares issued for services	200,000	20	29,980			30,000
	Foreign currency adjustment				(3,490)		(3,490)
	Net Loss					(61,264)	(61,264)

December 31, 2014	Balance	20,784,596	2,078	115,712	(3,490)	(60,921)	53,379

	Shares issued for Cash	361,808	36	53,141			53,177
	Foreign currency adjustment				(6,924)		(6,924)
	Net Loss					(101,074)	(101,074)

December 31, 2015	Balance	21,146,404	$2,114	$168,853	$(10,414)	$(161,995)	$(1,442)

The accompanying notes are an integral part of these consolidated financial statements

	DNA Testing Centers Corp.
	Consolidated Statements of Cash Flow
	Years Ended December 31, 2015 and 2014
	December 31, 2015	December 31, 2014
OPERATING ACTIVITIES
Net Loss	(101,074)	(61,264)
Adjustments to reconcile net loss
to net cash provided by operations:
Depreciation expense	545	-
Stock-based compensation	-	30,000
Changes in operating assets and liabilities:
Note receivable	30	(184)
Accounts payable	(12,100)	13,018

Net cash provided by (used) Operating Activities	(112,599)	(18,430)

INVESTING ACTIVITIES
Purchase of medical equipment	-	(5,440)

Net cash provided by (used) Investing Activities	-	(5,440)

FINANCING ACTIVITIES
Proceed from note payable, related party	5,780	4,310
Repayment on note payable	(4,310)	-
Proceed from shareholders loan	-	20,694
Repayment on shareholders loan	-	(20,694)
Proceed from sale of common stock	53,177	87,690

Net cash provided by (used) Financing Activities	54,647	92,000
Net Effect of Foreign currency exchange adjustment	(6,924)	(3,490)
Net cash increase (decrease) for period	(64,876)	64,640
Cash at beginning of period	65,083	443

Cash at end of period	207	65,083
The accompanying notes are an integral part of these consolidated financial statements

DNA Testing Centers, Corp.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2015 and 2014

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

Basis of presentation

The accompanying consolidated financial statements of DNA Testing Centers, Corp. (the “Company,” “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Consolidation of Subsidiaries

Our consolidated financial statements include the accounts of DNA Testing Centers of Canada Ltd., our wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Use of estimates- The preparation of financial statements in conformity with accounting principles generally accepted in the United States necessarily requires management to make estimates and assumptions that affect the amounts reported in the financial statements. We regularly evaluate estimates and judgment based on historical experience and other relevant facts and circumstances. Actual results could differ from those estimates.

Cash and cash equivalents -Cash equivalents are highly liquid investments with an original maturity of three months or less.

Revenue recognition– Revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. This occurs only when the services are rendered.

Income taxes -Deferred tax asset and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reserve.

We have net operating loss carry-forwards available to reduce future taxable income. Future tax benefits for these operating loss carry-forwards are recognized to the extent that realization of these benefits is considered more likely than not. To the extent that we will not realize a future tax benefit, a valuation allowance is established.

Financial instrument - The carrying amount of our financial instruments, consisting of cash equivalents, accounts and notes receivable, accounts and notes payable, short-term borrowings and certain other liabilities, approximates fair value since the stated rate of interest approximates a market rate of interest.

Foreign currency translation - Assets and liabilities of Canadian operations are translated into United States dollar equivalents using the exchange rate in effect at the balance sheet date. Revenue and expenses are translated using the average exchange rates during each period. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in common shareholders' equity. Foreign currency transaction gain and losses are included in the current earnings and totaled $7,136 and $3,490 for the years ended December 31, 2015 and 2014, respectively.

Going concern-The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $161,995 as of December 31, 2015, and realized negative cash flows from operations totaling $112,599 for the year ended December 31, 2015.The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Property and equipment - Property and equipment is recorded at cost.  Major additions and improvements are capitalized and depreciated over their estimated useful lives.  Depreciation of property and equipment is determined using the straight-line method over the useful life, which is estimated at ten years.  Gains or losses on the sale or disposal of property and equipment are included in the statements of operations. Maintenance and repairs that do not extend the useful life of the assets are expensed as incurred.

Impairment of Long-Lived Assets– Long-lived assets, including property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation of recoverability is performed using undiscounted estimated net cash flows generated by the related asset. If an asset is deemed to be impaired, the amount of impairment is determined as the amount by which the net carrying value exceeds discounted estimated cash flows.

Recently issued accounting pronouncements – We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Basic and diluted net income (loss) per share–Basic net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method. The dilutive effect of the outstanding awards for the years ended December 31, 2015 and 2014 was -0- shares.

NOTE 3 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. In 2015 the Company incurred a net loss in the amount of $101,074 which is to be carried forward and will be applied to future taxable income.

The Company had deferred income tax assets as of December 31, 2015, and 2014 as follows:

	December 31, 2015	December 31, 2014
Loss carry forwards	56,698	21,322
Less - valuation allowance	(56,698)	(21,322)
Total net deferred tax assets	-	-

NOTE 4 - ADMINISTRATIVE EXPENSES

The Company operates as a full-time business and has one full time employee, office rent and other ongoing obligations.  It shares the expenses with several sister companies, all with common ownership. Such expenses are allocated to the company based on the share of use.

NOTE 5 –MAJOR CUSTOMERS

In 2015, the main revenues were from testing performed related to analyzing and monitoring an individual’s genetic makeup and sale of DNA testing kits. In 2015, revenues were from three different customers for DNA tests who accounted for 97.09% of the revenues, one at 74.20%, second one at 11.61% and third one at 11.28%.  The remaining revenues were from several patients at a percentage of 2.91%. In 2014, revenues were from two different customers for DNA tests who accounted for 30.44% of the revenues, each at 15.41% and 15.03%.  The remaining revenues were from several patients at a percentage of 69.56%.

NOTE 6 – RELATED PARTY TRANSACTIONS

We rent our office space from Navjot Nanda, our treasurer, secretary, and director. We currently pay $1,000 per month, and occupy the premises on a month-to-month basis.

During the year ended December 31, 2015 we borrowed $5,780 (December 31, 2014 - $4,310) from a director for working capital and repaid $4,310 of this balance.  During the year ended December 31, 2014 we borrowed $20,694 from a director for working capital and repaid $20,694.

During the year the Company provided Information Technology Services to CDPC Holdings Inc., a related party, in the amount of $1,761 (2014 - $nil). CDPC Holdings Inc. is a related party as both Nitan Arora (CFO; a member of the Board of Directors and shareholder of approximately 32% of the Company) and Navjot Nanda (member of the Board of Directors and shareholder of approximately 32% of the Company) each own 50% of the outstanding shares.

NOTE 7 - SHAREHOLDERS’ EQUITY

On July 3, 2014, the Company was acquired by DNA Florida. In the acquisition, DNA Florida issued an aggregate of 19,999,998 or 6,666,666 of its common shares to each (i) 7612176 Canada Inc., a Canadian corporation, controlled by Dr. Barjinder Sohal, our chief executive officer, president and director, (ii) 7322640 Canada Inc. a Canadian corporation controlled by Dr. Nitan Arora, our vice president and director and (iii) 7322747 Canada Inc. a Canadian corporation controlled by Navjot Nanda our secretary, treasurer and director, in exchange for 100% of the outstanding shares of DNA Testing Centers of Canada, Ltd, which became DNA Florida’s wholly-owned subsidiary.

On July 7, 2014, the Company issued 200,000 common shares for services rendered. These shares were valued at the price of $.15 per share, which is the latest cash offering price for the company’s common stock, in total of $30,000.

On September 23, 2014, the Company sold 584,598 shares of its common stock to investors at the price of $.15 per share for total proceeds of $87,690.

During 2015 the Company issued 361,808 shares of its common stock to inventors at the price of $.15 per share for total proceeds of $53,177.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer) concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our SEC reports is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2015, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of our company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

-	Lack of proper segregation of duties due to limited personnel;
-	Lack of a formal review process that includes multiple levels of review from adequate personnel with requisite expertise.
-	Lack of written policies and procedures for accounting and financial reporting.

We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist our company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, and position of our executive officers and directors.  Executive officers are elected annually by our Board of Directors.  Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified.  Directors are elected annually by our shareholders at the annual meeting.  Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Position Held with our Company	Age	Date First Elected or Appointed

Dr. Barjinder Sohal	Chief Executive Officer, President, Director	39	July 3, 2014

Dr. Nitan Arora	CFO, Vice President, Director	40	July 3, 2014

Navjot Nanda	Treasurer and Secretary, Director	37	July 3, 2014

Dr. Barjinder S. Sohal, Chief Executive Officer, President and Director

From 2007 until present, Dr. Barjinder Sohal has been a family physician and owner of Barjinder Singh Sohal Medicine Professional Corp.  Dr. Sohal was an indirect owner of our wholly-owned subsidiary, DNA Testing Centers of Canada, Ltd., where he participated in research and development of our DNA testing business.  In 2010, Dr. Sohal co-founded Healthmedica, where he is a director and an owner.

Dr. Sohal obtained a doctorate of medicine from the University of Manitoba in 2001. He received a Bachelor of Science from the University of Manitoba in 1997.

As our director, Dr. Sohal provides his experience in the medical field and medical research.

Dr. Nitan Arora, CFO, Vice President and Director

From 2009 until present, Dr. Nitan Arora was the founder and owner of our wholly-owned subsidiary, DNA Testing Centers of Canada, Ltd., where he participated in the research and development of our DNA testing business.  In 2010, Dr. Arora co-founded Healthmedica with Dr. Sohal, where he is a director and an owner.

In 2007, Dr. Arora founded Canadian Decompression and Pain Centers, where he is a director and an owner.  Dr. Arora is a practicing chiropractic physician at Healthmedica and a clinic operator at Viva Medical Clinic in Winnipeg.

Dr. Arora obtained a doctorate of Chiropractic Medicine from Life University in 2000, and received a Bachelor of Science from the University of Winnipeg in 1996.

As our director, Dr. Arora provides his expansive experience in the medical field.

Navjot Nanda, Secretary, Treasurer and Director

From 2007 until present, Ms. Nanda has been an owner and director of Canadian Decompression and Pain Centers.  Ms. Nanda was a founder and owner of our wholly-owned subsidiary, DNA Testing Centers of Canada, Ltd., where she participated in developing our marketing plan for DNA tests and coordination of DNA results.  Her duties included marketing, coordinating sponsorships and outreach events for local charities.

Ms. Nanda received a Bachelor of Arts in Law and Society from York University in 2004, and a Bachelor of Arts in 2002 from the University of Toronto.

As our director, Ms. Nanda provides her expansive experience in marketing for various types of medical related businesses.

Family Relationships

Kuldeep Dhanoa is the mother of Navjot Nanda, our treasurer, secretary, and director.

Tarsem Singh Sohal and Charnjit Kaur Sohal are the parents of Ranjit Kaur Sohal and Dr. Barjinder Sohal, our chief executive officer, president and director.

Kamlesh Arora is the mother of Pushp Arora and Nitan Arora, our CFO, vice president and director.

Ram Tirth Singh Sohal is the uncle of Dr. Barjinder Sohal, our chief executive officer, president and director.

Other than the foregoing, there are no family relationships among our directors and executive officers and shareholders.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•

Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

•

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

•

Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

•

Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

•

Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

•

Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Code of Business Conduct and Ethics

We do not have any standing audit, nominating, and compensation committees of the board of directors, or committees performing similar functions.  We do not currently have a Code of Ethics applicable to our principal executive, financial, or accounting officer.  All Board actions have been taken by Written Action rather than formal meetings.

Identification of Significant Employees

We have no significant employees, other than Dr. Barjinder Sohal, our president, chief executive officer and director, Dr. Nitan Arora our CFO, vice president and director, and Navjot Nanda our secretary, treasurer and director.

Conflicts of Interest

We believe that our directors who are also officers may be subject to conflicts of interest. The conflicts of interest arise from a conflict of duties and also being unable to devote full time to our operations. No policy has been implemented or will be implemented to address conflicts of interest.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Our audit committee consists of our entire board of directors.

Our company currently does not have nominating, compensation committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our directors.

Our company does not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. The directors believe that, given the early stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. Our directors assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president, at the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of our audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors, who act as our audit committee in fulfilling that function, are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;
(b)	our principal financial officer;
(c)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2015 and 2014; and
(d)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2015 and 2014, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dr. Barjinder Sohal, Chief Executive Officer, President, Director	2014	0	0	0	0	0	0	0	0

	2015	0	0	0	0	0	0	0	0

Dr. Nitan Arora, Vice President, Director	2014	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

Navjot Nanda, Treasurer, Secretary, Director	2014	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

Employment Agreements with Management

On September 1, 2014, we entered into an agreement with Dr. Barjinder Sohal, our chief executive officer and president, to provide services to us.  The agreement has a term of three years and requires us to pay $700.00 per month to Dr. Sohal for his services.  On September 15, 2015, we entered into an amending agreement with Dr. Barjinder Sohal to amend his agreement with us whereby any compensation may be paid in either cash and/or common shares of the company.

On September 1, 2014, we entered into an agreement with Dr. Nitan Arora, our CFO and vice president, to provide services to us.  The agreement has a term of three years and requires us to pay $700.00 per month to Dr. Arora for his services. All amounts due under the agreement will accrue until October 30, 2015. On September 15, 2015, we entered into an amending agreement with Dr. Nitan Arora to amend his agreement with us whereby any compensation may be paid in either cash and/or common shares of the company.

On September 1, 2014, we entered into an agreement with Mrs. Navjot Nanda, our secretary and treasurer to provide services to us.  The agreement has a term of three years and requires us to pay $700.00 per month to Ms. Nanda for her services. On September 15, 2015, we entered into an amending agreement with Ms. Nanda to amend his agreement with us whereby any compensation may be paid in either cash and/or common shares of the company.

Our board of directors determines the compensation paid to our executive officers, based upon the years of service to us, whether services are provided on a full time basis and the experience and level of skill required.

We may award our officers and directors shares of common stock as non-cash compensation as determined by the board of directors from time to time.  The board will base its decision to grant common stock as compensation on the level of skill required to perform the services rendered and time committed to providing services to us.

Outstanding Equity Awards at the End of the Fiscal Year

We do not have and have never had any equity compensation plans and therefore no equity awards are outstanding as of the date of this Report.

Director Compensation

Our directors do not receive any other compensation for serving on the board of directors.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan.  All decisions regarding compensation are determined by our board of directors.

Options and Stock Appreciation Rights

We do not currently have a stock option or other equity incentive plan.  We may adopt one or more such programs in the future.

Payment of Post-Termination Compensation

We do not have change-in-control agreements with any of our directors or executive officers, and we are not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings, no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any of our directors, executive officers, promoters or control persons during the past ten years.

Board of Directors

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.  Officers are elected by and serve at the discretion of the board of directors.

Our directors are reimbursed for expenses incurred by them in connection with attending board meetings, but they do not receive any other compensation for serving on the board of directors.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Indemnification

Under our Bylaws, we may indemnify our officers or directors who are made a party to any proceeding, including a lawsuit, because of their position, if they acted in good faith and in a manner they reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that our officers or directors are successful on the merits in a proceeding as to which they are to be indemnified, we must indemnify them against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officers or directors are judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the SEC, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 25, 2016, the total number of shares owned beneficially by each of our directors, named executive officers, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class

Dr. Barjinder Sohal (2) Unit 8 - 1200, Waverley Street Winnipeg, Manitoba R3T 0P4	6,666,666 Common Shares	32%

Dr. Nitan Arora (3) Unit 8 - 1200, Waverley Street Winnipeg, Manitoba R3T 0P4	6,666,666 Common Shares	32%

Navjot Nanda (4) Unit 8 - 1200, Waverley Street Winnipeg, Manitoba R3T 0P4	6,666,666 Common Shares	32%

Directors and Executive Officers as a Group	19,999,998 Common Shares	96%

5%+ Shareholders
None.	Nil Common Shares	0%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 14, 2016. As of April 14, 2016, there were 21,143,403 shares of our company’s common stock issued and outstanding.

(2)	Dr. Barjinder Sohal is our company’s president, and director.

(3)	Dr. Nitan Arora is our company’s vice president, CFO and director

(4)	Navjot Nanda is a Director, secretary and Treasurer of our company.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since the beginning of the December 31, 2012 fiscal year, or any currently proposed transaction, in which we were or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

We rent our office space at 2378 Parkhaven Boulevard, Oakville, Ontario, L6H 0E7, Canada from Navjot Nanda.  This property is a lease of a 400 square foot office that is owned by Navjot Nanda, our treasurer, secretary, and director.  We currently pay $1,000 per month, on a month to month lease, for office use including utilities.

On July 3, 2014 we issued an aggregate of 19,999,998 or 6,666,666 common shares to each (i) 7612176 Canada Inc., a Canadian corporation, controlled by Dr. Barjinder Sohal, our chief executive officer, president and director, (ii) 7322640 Canada Inc. a Canadian corporation controlled by Dr. Nitan Arora, our vice president and director and (iii) 7322747 Canada Inc. a Canadian corporation controlled by Navjot Nanda our secretary, treasurer and director, in exchange for 100% of the outstanding shares of DNA Testing Centers of Canada, Ltd., which became our wholly-owned subsidiary. At the time of the acquisition, 7612176 Canada Inc., 7322640 Canada Inc. and 7322747 Canada Inc. each held 33.33% of DNA Centers of Canada, Ltd. representing 100% of its outstanding securities.

On September 1, 2014, we entered into an agreement with Dr. Barjinder Sohal, our chief executive officer, President and director to provide services to us.  The agreement has a term of three years and requires us to pay $700.00 per month to Dr. Sohal for his services.  All amounts due under the agreement will accrue until October 30 2015.

On September 1, 2014, we entered into an agreement with Dr. Nitan Arora, our CFO, vice president and director, to provide services to us.  The agreement has a term of three years and requires us to pay $700.00 per month to Dr. Arora for his services.  All amounts due under the agreement will accrue until October 30, 2015.

On September 1, 2014, we entered into an agreement with Mrs. Navjot Nanda, our secretary, treasurer and director to provide services to us.  The agreement has a term of three years and requires us to pay $700.00 per month to Ms. Nanda for her services.  All amounts due under the agreement will accrue until October 30, 2015.

During the year ended December 31, 2014 we borrowed $20,694 from Dr. Barjinder Sohal, our CEO a related party for working capital purposes and repaid this loan in the fourth quarter of 2014.

Other than stated above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

•

Any of our directors or officers;

•

Any proposed nominee for election as our director;

•

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our shares; or

•

Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

During the year ended December 31, 2015 we borrowed $nil (December 31, 2014 - $20,694) from a related party, CDPC Holdings Inc., for working capital and repaid $4,310 of this balance (December 31, 2014 - $20,694).

During the year ended December 31, 2015 we had a receivable from CDPC Holdings Inc. of $154 (December 31, 2014 - $nil).

Promoters and Certain Control Persons

Other than the directors and officers of our company, we have no promoters.

Corporate Governance

We currently act with three directors, consisting of Dr. Barjinder Sohal, Dr. Nitan Arora and Navjot Nanda.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors. Additionally, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the NASDAQ Stock Market.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended December 31, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2015	December 31, 2014
	$	$

Audit Fees	23,937	4,000
Audit Related Fees	2381	1066
Tax Fees	Nil	Nil
All Other Fees	530	335
Total	26,848	5401

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1)

Financial statements for our company are listed in the index under Item 8 of this document

(2)

All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit
Number	Exhibit Description

(3)	Articles of Incorporation; Bylaws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on October 24, 2014).

3.2	Bylaws of DNA Testing Centers, Corp. (incorporated by reference to our Registration Statement on Form S-1 filed on October 24, 2014).

(10)	Material Contracts

10.1	Lease Agreement between Testing Centers Corp and Navjot Nanda (incorporated by reference to our Registration Statement on Form S-1 filed on October 24, 2014).

10.2	Employment Agreement between DNA Testing Centers Corp and Dr. Barjinder Sohal (incorporated by reference to our Registration Statement on Form S-1 filed on October 24, 2014).

10.3	Employment Agreement between DNA Testing Centers Corp and Dr. Nitan Arora (incorporated by reference to our Registration Statement on Form S-1/A filed on October 24, 2014).

10.4	Employment Agreement between DNA Testing Centers Corp and Navjot Nanda (incorporated by reference to our Registration Statement on Form S-1 filed on October 24, 2014).

10.5	Agreement between DNA Testing Centers Corp and DNA Testing Centers of Canada, Ltd. (incorporated by reference to our Registration Statement on Form S-1 filed on January 28, 2015).

10.6	Amending Employment Agreement between DNA Testing Centers Corp and Dr. Barjinder Sohal (incorporated by reference to our Registration Statement on Form S-1/A #5 filed on September 17, 2015).

10.7	Amending Employment Agreement between DNA Testing Centers Corp and Dr. Nitan Arora (incorporated by reference to our Registration Statement on Form S-1/A #5 filed on September 17, 2015).

10.8	Amending Employment Agreement between DNA Testing Centers Corp and Navjot Nanda (incorporated by reference to our Registration Statement on Form S-1/A #5 filed on September 17, 2015).

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

101**	Interactive Data File (Form 10-K for the year ended December 31, 2015 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNA TESTING CENTERS, CORP.
(Registrant)

Dated: June 13, 2016	/s/ Barjinder Sohal
Dr. Barjinder Sohal
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: June 13, 2016	/s/ Nitan Arora
Nitan Arora
Chief Financial Officer, Vice President and Director (Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 13, 2016	/s/ Barjinder Sohal
Dr. Barjinder Sohal
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: June 13, 2016	/s/ Navjot Nanda
Navjot Nanda
Treasurer, Secretary and Director

Dated: June 13, 2016	/s/ Nitan Arora
Nitan Arora
Chief Financial Officer, Vice President and Director
(Principal Financial Officer, Principal Accounting Officer)