Form 10-Q
period 2016-03-31
DNA Testing Centers Corp
filed 2016-09-23
CIK 1620070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”,“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐YES ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

21,496,404 common shares issued and outstanding as of September 22, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DNA Testing Centers Corp.
Consolidated Balance Sheets
(Unaudited)
ASSETS

	March 31,	December 31,
	2016	2015
Current Assets
Cash	7,840	207
Note Receivable	164	154
Total Current Assets	8,004	361

Property and Equipment (net)	4,774	4,895

Total Assets	12,778	5,256
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	1,127	918
Notes Payable, related party	31,955	5,780
Total Current Liabilities	33,082	6,698

Stockholders’ Deficit
Preferred Stock, $0.0001 par value, 10,000,000
shares authorized, shares issued and outstanding
at March 31, 2016 and December 31, 2015,
respectively	-	-
Common Stock, $0.0001 par value, 49,000,000
shares authorized, 21,146,404
issued
and outstanding at March 31, 2016 and
December
31, 2015,	2,114	2,114
Additional Paid in Capital	168,853	168,853
Accumulated Deficit	(179,455)	(161,995)
Other Comprehensive Loss	(11,816)	(10,414)
Total Stockholders' Deficit	(20,304)	(1,442)

Total Liabilities and Stockholders' Deficit	12,778	5,256
The accompanying notes are an integral part of these consolidated unaudited financial statements

DNA Testing Centers Corp.
Consolidated Statements of Operations and Other Comprehensive Income (loss)
Periods Ended March 31, 2016 and 2015 (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015

Revenue	3,480	4,881

Operating Expenses:
Testing Fees	11,415	7,606
Other Operating Expenses	9,525	33,637

Net Operating Expenses	20,940	41,243

Net Operating Income Before Taxes	(17,460)	(36,362)

Income Taxes	-	-

Net (loss)	(17,460)	(36,362)

Other Comprehensive (loss):
Foreign Currency Exchange Adjustment	(1,402)	(4,378)

Total Comprehensive (loss)	(18,862)	(40,740)

Net Loss Per Common Share- Basic and Diluted	(0.00)	(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	21,146,404	20,255,908

The accompanying notes are an integral part of these consolidated unaudited financial statements

	DNA Testing Centers Corp.
	Consolidated Statements of Cash Flow
	March 31, 2016 and 2015 (Unaudited)

	March 31, 2016	March 31, 2015
OPERATING ACTIVITIES
Net (Loss)	(17,460)	(36,362)
Adjustments to reconcile net loss
to net cash provided by (used in) operations:
Depreciation	121	-
Changes in operating assets and liabilities:
Other receivable	(10)	16
Accounts payable	209	28

Net cash provided by (used in) Operating Activities	(17,140)	(36,318)

FINANCING ACTIVITIES
Proceed from note payable, related party	26,175	-
Repayment on note payable	-	(4,310)

Net cash provided by (used in) Financing Activities	26,175	(4,310)
Net Effect of Foreign currency exchange adjustment	(1,402)	(4,378)
Net cash increase (decrease) for period	7,633	(45,006)

Cash at beginning of period	207	65,083

Cash at end of period	7,840	20,077
Interest paid	0	0
Taxes paid	0	0
The accompanying notes are an integral part of these consolidated unaudited financial statements

DNA Testing Centers, Corp.

Notes to Unaudited Consolidated Financial Statements

For the Period Ended March 31, 2016

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

DNA Testing Centers, Corp. (the “Company”) was incorporated in Florida on July 3, 2014.  On July 3, 2014, the company acquired DNA Testing Centers of Canada Ltd.  DNA Testing Centers of Canada Ltd. performs testing related to analyzing and monitoring an individual’s genetic makeup.  The acquisition on September 14, was treated consolidated as an entity under common control.

Basis of presentation

The accompanying consolidated financial statements of DNA Testing Centers, Corp. (the “Company,” “we” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the interim consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2015 as reported in the Company's financial statements for the year ended December 31, 2015 have been omitted.

Consolidation of Subsidiaries

Our consolidated financial statements include the accounts of DNA Testing Centers of Canada Ltd., our wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Going concern-The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $179,455 as of March 31, 2016, and realized negative cash flows from operations totaling $17,140 for the period ended March 31, 2016.The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Recently issued accounting pronouncements – We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Basic and diluted net income (loss) per share–Basic net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method. The dilutive effect of the outstanding awards for the period ended March 31, 2016 and December 31, 2015 was -0- shares.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the period ended March 31, 2016, we borrowed a total of $26,175 (December 31, 2015 - $5,780) from related parties (Navjot Nanda, Dr.Barjinder Sohal and Dr. Nitan Arora) for working capital. The note payable balance outstanding as of March 31, 2016 was $31,955 (December 31, 2015 - $5,780)

The Company operates as a full-time business and has one full time employee, office rent and other ongoing obligations.  It shares the expenses with several sister companies, all with common ownership. Such expenses are allocated to the company based on the share of use.

NOTE 4 – SUBSEQUENT EVENTS

On June 15, 2016, an aggregate of 350,000 shares were issued in exchange of two shareholders entering into certain agreements with the Company.

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

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

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

•

In April of 2015, we began social media campaigns on Twitter, Facebook, Linkedin and other websites to market our products;

•

In May of 2015, we established Google AdWords and search engine optimization campaigns targeting consumers in Canada; and

•

In June of 2015, we offered incentive for medical practitioners, medical facilities and fitness centers.

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

We are, incorporated in the State of Florida on July 3, 2014, to acquire our wholly owned subsidiary DNA Centers of Canada, Ltd., a Canadian corporation formed on April 6, 2009, to distribute

DNA testing products to consumers and medical practitioners in Canada.

We currently sell our DNA test kits directly to our customers.  Our customers are both individuals and medical practitioners. Our DNA testing kits are sold directly to customers who place orders by telephone.

Going Concern

As reflected in the accompanying financial statements, we have accumulated deficit of $179,455 as of March 31, 2016, and realized negative cash flows from operations totaling $17,140 for the period ended March 31, 2016.We currently have limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Results of Operations

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

For the three months ended March 31, 2016, we had revenues of $3,480 compared to $4,881 for the three months ended March 31, 2015. The decrease in revenues was due to a decrease in the amount allotted for marketing of our business and services.

Operating expenses decreased to $20,940 for the three months ended March 31, 2016 compared to $41,234 for the three months ended March 31, 2015 due to the decrease in the amount allotted for marketing of our business and services.

We had a net loss of $17,460 for the three months ended March 31, 2016, which was less than the net loss of $36,362 for the three month ended March 31, 2015. The decrease in net loss mainly resulted from the decrease in net operating expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Revenues	$3,480	$4,881
Testing Fees	11,415	7,606
Other Operating Expenses	9,525	33,637
Net loss	$17,460	$36,362

Liquidity and Capital Resources

Our balance sheet as of March 31, 2016 reflects current assets of $8,004. We had cash in the amount of $7,840 which is insufficient to carry out our stated plan of operation for the next twelve months.

As of March 31, 2016, our company had accumulated losses of $179,455 and had a working capital deficit of $25,078. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The continuation of our company as a going concern is dependent upon financial support from its stockholders, the ability of our company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The full and timely development and implementation of our business plan and growth strategy will require significant additional resources, and our company may not be able to obtain the funding necessary to implement its growth strategy on acceptable terms or at all.

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

Working Capital

	At March 31, 2016	At December 31, 2015
Current assets	$8,004	$361
Current liabilities	33,082	6,698
Working capital (deficit)	$(25,078)	$(6,337)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Three Months Ended
	March 31,
	2016	2015
Net cash provided by (used in) operating activities	$(17,140)	$(36,318)
Net cash provided by (used in) investing activities	Nil	Nil
Net cash provided by (used in) financing activities	26,175	(4,310)
Foreign currency transaction	(1,402)	(4,378)
Net increase (decrease) in cash during period	$7,633	$(45,006)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2016 was $17,140, a decrease from the $36,318 net cash outflow during the three months ended March 31, 2015.

Investing Activities

Our company had no investing activities during the three months ended March 31, 2016 and March 31, 2015.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2016 was $26,175 as compared to $4,310 used in financing activities during the three months ended March 31, 2015.

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

Foreign currency translation

Assets and liabilities of Canadian operations are translated into United States dollar equivalents using the exchange rate in effect at the balance sheet date. Revenue and expenses are translated using the average exchange rates during each period. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in common shareholders' equity. Foreign currency transaction gain and losses are included in the current earnings and totaled $1,402 and $6,924 for the period ended March 31, 2016 and December 31, 2015.

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

Basic and diluted net income (loss) per share

Basic net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method. The dilutive effect of the outstanding awards for the period ended March 31, 2016 and December 31, 2015 was -0- shares.

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our president (our principal executive officer, principal financial officer and principal accounting officer) in connection with the review of our financial statements as of March 31, 2016.

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

DNA TESTING CENTERS, CORP.

Date: September 23, 2016	By:	/s/ Barjinder Sohal
Barjinder Sohal
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: September 23, 2016	By:	/s/ Nitan Arora
Nitan Arora
Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)