Form 10-Q
period 2016-06-30
DNA Testing Centers Corp
filed 2016-10-04
CIK 1620070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

21,496,404 common shares issued and outstanding as of September 29, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DNA Testing Centers Corp.
Consolidated Balance Sheets
(Unaudited)
ASSETS
	June 30,	December 31,
	2016	2015
Current Assets
Cash	2,903	207
Accounts Receivable	182	-
Note Receivable	164	154
Total Current Assets	3,249	361
Property and Equipment (net)	4,652	4,895

Total Assets	7,901	5,256

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	663	918
Notes Payable, related party	52,993	5,780
Total Current Liabilities	53,656	6,698
Stockholders’ Deficit
Preferred Stock, $0.0001 par value, 10,000,000
shares authorized, 0 shares issued and outstanding
at June 30, 2016 and December 31, 2015,
respectively	-	-
Common Stock, $0.0001 par value, 49,000,000
shares authorized, 21,496,404 and 21,146,404
issued
and outstanding at June 30, 2016 and
December
31, 2015, respectively	2,149	2,114
Additional Paid in Capital	221,318	168,853
Accumulated Deficit	(256,578)	(161,995)
Other Comprehensive Loss	(12,644)	(10,414)
Total Stockholders' Deficit	(45,755)	(1,442)
Total Liabilities and Stockholders' Deficit	7,901	5,256

The accompanying notes are an integral part of these consolidated unaudited financial statements

	DNA Testing Centers Corp.
Consolidated Statements of Operations and Other Comprehensive Income (loss)
Three and Six Months Ended June 30, 2016 and 2015 (Unaudited)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue	5,871	5,520	9,351	10,398

Operating Expenses:
Testing Fees	13,398	9,218	24,813	16,818
Other Operating Expenses	17,096	32,856	26,621	66,502
Stock Based Compensation	52,500	-	52,500	-
Net Operating Expenses	82,994	42,074	103,934	83,320

Net Operating Loss Before Taxes	(77,123)	(36,554)	(94,583)	(72,922)
Income Taxes	-	-	-	-

Net (loss)	(77,123)	(36,554)	(94,583)	(72,922)
Other Comprehensive (loss):
Foreign Currency Exchange Adjustment	(828)	(1,072)	(2,230)	(5,449)
Total Comprehensive Income (loss)	(77,951)	(37,626)	(96,813)	(78,371)
Net Loss Per Common Share- Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)
Weighted Average Common Shares Outstanding - Basic and Diluted	21,175,410	20,495,860	21,175,250	20,495,860

The accompanying notes are an integral part of these consolidated unaudited financial statements

	DNA Testing Centers Corp.
	Consolidated Statements of Cash Flow
	Six Months Ended June 30, 2016 and 2015 (Unaudited)
	June 30, 2016	June 30, 2015
OPERATING ACTIVITIES
Net (Loss)	(94,583)	(72,922)
Adjustments to reconcile net loss
to net cash provided by (used in) operations:
Stock based compensation	52,500	-
Bad debt expense	-	2
Depreciation	243	-
Changes in operating assets and liabilities:
Accounts receivable	(182)	-
Other receivable	(10)	14
Accounts payable	(255)	180
Net cash provided by (used in) Operating Activities	(42,287)	(72,726)

FINANCING ACTIVITIES
Share capital issuance	-	53,177
Repayment of related party loan	-	(680)
Proceed from note payable, related party	47,213	-
Repayment on note payable	-	(4,310)

Net cash provided by (used in) Financing Activities	47,213	48,187
Net Effect of Foreign currency exchange adjustment	(2,230)	(5,447)
Net cash increase (decrease) for period	2,696	(29,986)
Cash at beginning of period	207	65,083
Cash at end of period	2,903	35,097
Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of these consolidated unaudited financial statements

DNA Testing Centers, Corp.

Notes to Consolidated Unaudited Financial Statements

For the Period Ended June 30, 2016

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Going concern-The accompanying interim financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $256,578 as of June 30, 2016, and realized negative cash flows from operations totaling $42,287 for the period ended June 30, 2016.The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 –RELATED PARTY TRANSACTIONS

During the period ended June 30, 2016 we borrowed $47,213 (December 31, 2015 - $5,780) from a related party for working capital and repaid $ Nil of this balance (December 31, 2015 - $4,310). As of June 30, 2016 and December 31, 2015, the balance owed is $52,993 and $5,780, respectively.

The Company operates as a full-time business and has one full time employee, office rent and other ongoing obligations.  It shares the expenses with several sister companies, all with common ownership. Such expenses are allocated to the company based on the share of use.

NOTE 4 - SHAREHOLDERS’ EQUITY

On June 15, 2016, an aggregate of 350,000 shares at $0.15 per share (for an aggregate of $52,500) were issued in exchange of two shareholders entering into certain agreements to restrict the sale shares with the Company.

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

Going Concern

As reflected in the accompanying interim financial statements, we have accumulated deficit of $256,578 as of June 30, 2016, and realized negative cash flows from operations totaling $42,287 for the period ended June 30, 2016.We currently have limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Results of Operations

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

For the three months ended June 30, 2016, we had revenues of $5,871 compared to $5,520 for the three months ended June 30, 2015. The increase in revenues was due to increased sales.

Operating expenses increased to $82,994 for the three months ended June 30, 2016 compared to $42,074 for the three months ended June 30, 2015 primarily due to increases in stock based compensation and consulting fees.

We had a net loss of $77,123 for the three months ended June 30, 2016, which was more than the net loss of $36,554 for the three month ended June 30, 2015. The increase in net loss mainly resulted from the increase in stock based compensation and consulting fees.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

For the six months ended June 30, 2016, we had revenues of $9,351 compared to $10,398 for the six months ended June 30, 2015. The decrease in revenues was due to a decrease in sales.

Operating expenses increased to $103,934 for the six months ended June 30, 2016 compared to $83,320 for the six months ended June 30, 2015 due to the increase in stock based compensation and consulting fees.

We had a net loss of $94,583 for the six months ended June 30, 2016, which was more than the net loss of $72,922 for the six month ended June 30, 2015. The increase in net loss mainly resulted from the increase in operating expenses.

Our net loss for the three and six month periods ended June 30, 2016 and 2015 are summarized as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015		2016	2015
Revenues	$5,871		$5,520	$9,351		$10,398

Testing Fees	$13,398		$9,219	$24,813		$16,818
Other Operating Expenses	$17,096		$32,856	$26,621		$66,502
Stock Based Compensation	$52,500	$	Nil	$52,500	$	Nil
Net Loss	$(77,123)		$(36,554)	$(94,583)		$(72,922)

Liquidity and Capital Resources

Our balance sheet as of June 30, 2016 reflects current assets of $3,249. We had cash in the amount of $2,903 which is insufficient to carry out our stated plan of operation for the next twelve months.

As of June 30, 2016, our company had accumulated losses of $256,578 and had a working capital deficit of $50,407. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The continuation of our company as a going concern is dependent upon financial support from its stockholders, the ability of our company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The full and timely development and implementation of our business plan and growth strategy will require significant additional resources, and our company may not be able to obtain the funding necessary to implement its growth strategy on acceptable terms or at all.

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

Working Capital

	As at June 30, 2016	As at December 31, 2015
Current Assets	$3,249	$361
Current Liabilities	$53,656	$6,698
Working Capital (Deficit)	$(50,407)	$(6,337)

Cash Flows

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
Net cash used in operating activities		$(42,287)		$(72,726)
Net cash provided by investing activities	$	Nil	$	Nil
Net cash provided by financing activities		$47,213		$48,187
Effect of foreign exchange rate changes		$(2,230)		$(5,447)
Net change in cash		$2,696		$(29,986)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2016 was $42,287, a decrease from the $72,726 net cash outflow during the six months ended June 30, 2015.

Investing Activities

Our company had no investing activities during the six months ended June 30, 2016 and June 30, 2015.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2016 was $47,213 as compared to $48,187 provided by financing activities during the six months ended June 30, 2015.

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

Foreign currency translation

Assets and liabilities of Canadian operations are translated into United States dollar equivalents using the exchange rate in effect at the balance sheet date. Revenue and expenses are translated using the average exchange rates during each period. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in common shareholders' equity. Foreign currency transaction gain and losses are included in the current earnings and totaled $2,230 and $6,924 for the period ended June 30, 2016 and December 31, 2015, respectively.

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

Basic and diluted net income (loss) per share

Basic net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method. The dilutive effect of the outstanding awards for the period ended June 30, 2016 and December 31, 2015 was -0- shares.

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our president (our principal executive officer, principal financial officer and principal accounting officer) in connection with the review of our financial statements as of June 30, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 15, 2016, we entered into two lock up agreement restricting the sale of certain shares of two shareholders.  As consideration for entering these two agreements, we issued an aggregate of 350,000 common shares of our company.

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

DNA TESTING CENTERS, CORP.

Date: October 4, 2016	By:	/s/ Barjinder Sohal
Barjinder Sohal
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: October 4, 2016	By:	/s/ Nitan Arora
Nitan Arora
Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)