Form 10-Q
period 2016-09-30
DNA Testing Centers Corp
filed 2016-12-06
CIK 1620070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

21,496,404 common shares issued and outstanding as of November 30, 2016.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated unaudited interim financial statements for the three and nine month periods ended September 30, 2016 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

DNA Testing Centers Corp.
Consolidated Balance Sheets
(Unaudited)
ASSETS
	September 30,	December 31,
	2016	2015
Current Assets
Cash	3,034	207
Accounts Receivable	594	-
Notes Receivable	4,631	154
Total Current Assets	8,259	361
Property and Equipment (net)	4,489	4,895

Total Assets	12,748	5,256

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	1,115	918
Notes Payable, related party	61,184	5,780
Total Current Liabilities	62,299	6,698
Stockholders’ Deficit
Preferred Stock, $0.0001 par value, 10,000.000
shares authorized, 0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively

Common Stock, $0.0001 par value, 49,000,000
shares authorized, 21,469,404 and 21,146,404
issued
and outstanding at September 30, 2016 and
December
31, 2015, respectively	2,149	2,114
Additional Paid in Capital	221,318	168,853
Accumulated Deficit	(261,166)	(161,995)
Other Comprehensive Loss	(11,852)	(10,414)
Total Stockholders' Deficit	(49,551)	(1,442)
Total Liabilities and Stockholders' Deficit	12,748	5,256
The accompanying notes are an integral part of these consolidated unaudited financial statements

	DNA Testing Centers Corp.
Consolidated Statements of Operations and Other Comprehensive Income (loss)
Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenue	11,503	4,564	20,854	14,964

Operating Expenses:
Testing Fees	12,626	16,827	37,440	33,650
Other Operating Expenses	3,465	13,201	30,085	79,694
Stock Based Compensation	-	-	52,500	-

Net Operating Expenses	16,091	30,028	120,025	113,345

Net Operating Income Before Taxes	(4,588)	(25,465)	(99,171)	(98,381)
Income Taxes	-	-	-	-

Net (loss)	(4,588)	(25,465)	(99,171)	(98,381)

Other Comprehensive (loss):
Foreign Currency Exchange Adjustment	792	(1,784)	(1,438)	(7,233)

Total Comprehensive Income (loss)	(3,796)	(27,249)	(100,609)	(105,614)
Net Income Per Common Share- Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding - Basic and Diluted	21,496,404	20,495,077	21,283,583	20,495,077

The accompanying notes are an integral part of these consolidated unaudited financial statements

DNA Testing Centers Corp.
Consolidated Statement of Cash Flow
Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	September 30, 2016	September 30, 2015
OPERATING ACTIVITIES
Net (Loss)	(99,171)	(98,381)
Adjustments to reconcile net income
to net cash provided by (used in) operations:
Stock based compensation	52,500	-
Bad debt expense	-	2
Depreciation	406	-
Changes in operating assets and liabilities:
Accounts receivable	(594)	-
Loan receivable	(4,477)	25
Accounts payable	197	634

Net cash provided by (used in) Operating Activities	(51,139)	(97,720)

FINANCING ACTIVITIES
Share capital issuance	-	53,177
Proceed from note payable, related party	55,404	-
Repayment on note payable, related party	-	(4,310)

Net cash provided by (used in) Financing Activities	55,404	48,867

Net Effect of Foreign currency exchange adjustment	(1,438)	(7,235)
Net cash increase (decrease) for period	2,827	(56,088)

Cash (overdraft) at beginning of period	207	65,083
Cash (overdraft) at end of period	3,034	8,995
Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of these consolidated unaudited financial statements

DNA Testing Centers, Corp.

Notes to Consolidated Unaudited Financial Statements

For the Period Ended September 30, 2016

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Going concern-The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $261,166 as of September 30, 2016, and realized negative cash used in operations totaling $51,139 for the period ended September 30, 2016.The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - CONCENTRATION

All of the Company’s operations are located in Canada.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period ended September 30, 2016, we borrowed $55,404 (December 31, 2015 - $5,780) from a related party for working capital and repaid $ Nil of this balance (December 31, 2015 - $4,310). As of September 30, 2016 and December 31, 2015, the balance owed is $61,184 and $5,780, respectively.

The Company operates as a full-time business and has one full time employee, office rent and other ongoing obligations.  It shares the expenses with several sister companies, all with common ownership. Such expenses are allocated to the company based on the share of use.

NOTE 5 – SHAREHOLDERS’ EQUITY

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

1.

7612176 Canada Inc., a Canadian corporation, controlled by Dr. Barjinder Sohal, our chief executive officer, president and director,

2.

7322640 Canada Inc. a Canadian corporation controlled by Dr. Nitan Arora, our vice president and director, and

3.

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

Our operations to date and those of our wholly owned subsidiary, DNA Testing Centers of Canada, Ltd., include:

1.

development of our business plan;

2.

research and development of DNA testing methods and technologies;

3.

locating suppliers for DNA testing kits;

4.

locating and reviewing potential labs to interpret our DNA testing kits;

5.

creating our marketing strategy;

6.

developing content for our website that describes DNA technology, the DNA testing process and the DNA test kits we sell; and

7.

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

Since then we have been using facebook paid adverts every 2 months for selling different types of DNA tests. We have made social media management as priority for the marketing plan of 2016.  We promote our website in various different media platforms such as Twitter, Facebook,. Google Circle and Google Ads.   We have promoted our product at international events including medical mission trip to India twice a year.  In August of 2016 we began advertising our products at local business fairs.

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

Going Concern

As reflected in the accompanying interim financial statements, we have accumulated deficit of $261,166 as of September 30, 2016, and realized negative cash used by operations totaling $51,139 for the period ended September 30, 2016.We currently have limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Results of Operations

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

For the three months ended September 30, 2016, we had revenues of $11,503 compared to $4,564 for the three months ended September 30, 2015. The increase in revenues was due to increased online advertising which led to an increase in sales.

Operating expenses decreased to $16,091 for the three months ended September 30, 2016 compared to $30,028 for the three months ended September 30, 2015 due to the decrease in   the amount allotted for testing fees and cost allotted for other operating expenses.

We had a net loss of $4,588 for the three months ended September 30, 2016, which was less than the net loss of $25,464 for the three month ended September 30, 2015. The decrease in net loss mainly resulted from the decrease in net operating expenses.

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Revenues	$11,503	$4,564

Testing Fees	12,626	16,827
Other Operating Expenses	3,465	13,201
Stock-based Compensation	Nil	Nil
Net loss	$4,588	$25,464

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

For the nine months ended September 30, 2016, our company had revenues of $20,854 compared to $14,964 for the nine months ended September 30, 2015. The increase in revenues was due to an increase in online advertising which led to an increase in sales.

Operating expenses increased to $120,025 for the nine months ended September 30, 2016 compared to $113,345 for the nine months ended September 30, 2015, due to the increase in testing fees, and stock based compensation.

We had a net loss of $99,171 for the nine months ended September 30, 2016, which was more than the net loss of $98,381 for the nine months ended September 30, 2015. Our increased net loss resulted from increases in testing fees, and stock based compensations.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Revenues	$20,854	$14,964

Testing Fees	37,439	33,650
Other operating Expenses	30,086	79,695
Stock-based Compensation	52,500	Nil
Net loss	$99,171	$98,381

Liquidity and Capital Resources

Our balance sheet as of September 30, 2016 reflects current assets of $8,259. We had cash and cash equivalents in the amount of $3,034 which is insufficient to carry out our stated plan of operation for the next twelve months.

As of September 30, 2016, our company had accumulated losses of $261,166 since inception and had a working capital deficit of $54,040. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The continuation of our company as a going concern is dependent upon financial support from its stockholders, the ability of our company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The full and timely development and implementation of our business plan and growth strategy will require significant additional resources, and our company may not be able to obtain the funding necessary to implement its growth strategy on acceptable terms or at all.

An inability to obtain such funding could slow down or prevent our company from further development of our business. Our company intends to explore additional options to secure sources of capital, including the issuance of debt, and equity, including preferred equity securities or other equity securities. Our company does not have commitments from any third parties to provide additional financing. Our company might not succeed in raising additional equity capital or in negotiating and obtaining additional and acceptable financing when it needs it or at all. Our company’s ability to obtain additional capital will also depend on market conditions, national and global economies and other factors beyond its control. We cannot assure you that our company will be able to implement or capitalize on various financing alternatives or otherwise obtain required capital, the need for which is substantial given its operating loss history and its business and development plan. The terms of any future debt or equity funding that our company may obtain in the future may be unfavorable to our company and to its stockholders.

Working Capital

	At September 30, 2016	At December 31, 2015
Current assets	$8,259	$361
Current liabilities	62,299	6,698
Working capital (deficit)	$(54,040)	$(6,337)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Nine Months Ended
	September 30,
	2016	2015
Net cash used in operating activities	$(51,139)	$(97,721)
Net cash provided by investing activities	Nil	Nil
Net cash provided by financing activities	55,404	48,867
Foreign currency transaction	(1,438)	(7,235)
Net increase (decrease) in cash during period	$2,827	$(56,088)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2016 was $51,139, a decrease from the $97,721 net cash used during the nine months ended September 30, 2015.

Investing Activities

Our company had no investing activities during the nine months ended September 30, 2016 and September 30, 2015.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2016 was $55,404 as compared to $48,867 during the nine months ended September 30, 2015.

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

Foreign currency translation

Assets and liabilities of Canadian operations are translated into United States dollar equivalents using the exchange rate in effect at the balance sheet date. Revenue and expenses are translated using the average exchange rates during each period. Adjustments resulting from the process of translating foreign functional currency financial statements into U.S. dollars are included in accumulated other comprehensive income in common shareholders' equity. Foreign currency transaction gain and losses are included in the current earnings and totaled $1,438 and $6,924 for the period ended September 30, 2016 and December 31, 2015, respectively.

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

Basic and diluted net income (loss) per share

Basic net income per common share is computed by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is determined by dividing the net income by the sum of (1) the weighted average number of common shares outstanding and (2) if not anti-dilutive, the effect of stock awards determined utilizing the treasury stock method. The dilutive effect of the outstanding awards for the period ended September 30, 2016 and December 31, 2015 was -0- shares.

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our president (our principal executive officer, principal financial officer and principal accounting officer) in connection with the review of our financial statements as of September 30, 2016.

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

DNA TESTING CENTERS, CORP.

Date: December 6, 2016	By:	/s/Barjinder Sohal
Barjinder Sohal
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: December 6, 2016	By:	/s/Nitan Arora
Nitan Arora
Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)