Form 10-K
period 2016-12-31
DNA Testing Centers Corp
filed 2017-08-16
CIK 1620070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☑

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2016 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 21,496,404 common shares as of August 15, 2017.

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

As used in this annual report, the terms “we”, “us”, “our” and the “company” mean DNA Testing Centers, Corp., and our wholly owned subsidiary, DNA Testing Centers of Canada, Ltd. an Alberta, Canada corporation, unless otherwise indicated.

Overview

Our principal executive offices are located at 2378 Parkhaven Boulevard, Oakville, Ontario, L6H 0E7, Canada.  Our telephone number is 1-866-863-5139 and our website is located at www.dnatestingcanada.com.  The information contained on our website is not part of this Report.

We were incorporated in the State of Florida on July 3, 2014 for the purposes of acquiring our wholly owned subsidiary DNA Centers of Canada, Ltd., a Canadian corporation formed on April 6, 2009 and engaged in the distribution of DNA diagnostic testing products to medical practitioners and directly to consumers located in Canada.

On July 3, 2014, we issued an aggregate of 19,999,998 common shares to acquire 100% of the outstanding securities of DNA Centers of Canada, Ltd.  6,666,666 common shares were issued to each of the following selling shareholders of DNA Centers of Canada, Ltd:

•

7612176 Canada Inc., a Canadian corporation, controlled by Dr. Barjinder Sohal, our chief executive officer, president and director;

•

7322640 Canada Inc. a Canadian corporation controlled by Dr. Nitan Arora, our vice president and director; and

•

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

During the year ending December 31, 2016, and 2015, our revenues were $31,886 and $20,636, respectively from the sale of our DNA test kits.   During the year ending December 31, 2016, and 2015, we sold 227 and 129 total DNA test kits, respectively. We received $87,690 from the sale of 584,598 shares of our common stock during September and October 2014. In May 2015, we received approximately $53,177 from the sale of 363,233 shares of our common stock.  We did not issue any securities during fiscal 2016.

Our average monthly operating expenses during the 12 month period beginning January 1, 2017 have been approximately $8,500, and we anticipate that we will continue to incur expenses at a similar rate for the balance of fiscal 2017. As of August 15, 2017, we had cash on hand of approximately $5,923.13 which will be insufficient to pay our operating expenses for 6 months.  We plan to spend $97,000 to implement our plan of operations as described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation” on page 23 of this Report. We do not presently have sufficient funds available to complete our plan of operations and there is no assurance we will have sufficient funds available to implement our plan of operations which could cause you to lose your investment.

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

Dependence on a Few Customers

In 2016, revenues were from two different customers who accounted for 87% of the revenues. In 2015, revenues were from three different customers who accounted for 88% of the revenues. Our remaining revenues were from several patients.   As a result, a material portion of our revenues are concentrated in a few customers. Should any of these key customers decrease or cease ordering products from us, our revenues and results of operations will be negatively affected.

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

o

we began social media campaigns on Twitter, Facebook, and other websites to market our products;

•

In July of 2017 :

o

we continue to use Google AdWords and search engine optimization campaigns targeting consumers in Canada;

o

we started advertising our products in medical journals;

o

we are planning to implement a new search engine optimization (SEO) plan

•

In July of 2017, we continue to offer incentives for medical practitioners, medical facilities and fitness centers that purchase our products on a repeat basis; and

•

We are actively looking for opportunities to offer event promotions to medical offices, clinics and fitness centers in Canada to demonstrate our products.

We also seek to attract medical practitioners and their customers through the existing relationships of our chief executive officer, president and director, Dr. Barjinder Sohal, a licensed physician, and Dr. Nitan Arora, our vice president and director, a chiropractic physician.

We believe that a marketing mix of social media, email advertising, print advertising in medical journals and health/ fitness publications, internet advertising and medical office and fitness center event promotions providing information and sample test kits is an optimal strategy to increase sales.

Government Regulation

The components of our kits are regulated according to Canadian regulation standards.  The laboratories that process our tests are in Canada and the US.  Some results are processed in Canada and the US based on the type of test being performed.  The labs meet the highest industry standards.  They are compliant with ISO 17025, CAP and CLIA lab standards.

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

We incurred net losses of $161,287and $101,074 for the years ended December 31, 2016, and 2015, respectively.  As a result, our independent registered public accounting firm has included an explanatory paragraph in its audit opinion that we may be unable to continue as a going concern.  Our limited operating history and financial resources raise substantial doubt about our ability to continue as a going concern and our financial statements contain a going concern qualification.  Our financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

We are an early stage company with little or no historical performance for you to base an investment decision upon, and we may never become profitable.

We are a recently formed our company.  For the years ended December 31, 2016 and 2015, we had revenues of $31,886and $20,636, respectively. For the years ended December 31, 2016 and 2015, we have a net loss of $161,287 and $101,074, respectively.  Accordingly, we have limited historical performance upon which you may evaluate our prospects for achieving our business objectives and becoming profitable in light of the risks, difficulties and uncertainties frequently encountered by early stage companies such as us.  Accordingly, before investing in our common stock, you should consider the challenges, expenses and difficulties that we will face as an early stage company, and whether we will ever become profitable.

We are dependent on the sale of our securities to fund our operations.

We received proceeds from the sale of shares of our common stock which funds our current operations. We presently have cash on hand of only $5,923.13 which is not sufficient to fund our operations for a month. We are dependent on the sale of our securities to fund our operations, and will remain so until we generate sufficient revenues to pay for our operating costs.  Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

If we are unable to generate sufficient revenues for our operating expenses we will need financing, which we may be unable to obtain; should we fail to obtain sufficient financing, our revenues will be negatively impacted.

For the years ended December 31, 2016 and 2015, we had revenues of $31,886 and $20,636 respectively from the sale of our DNA testing kits.  For the years ended December 31, 2015, and 2014, we incurred a net loss of $161,287 and $101,074, respectively.  Because we have limited revenues and lack historical financial data, including revenue data, our future revenues are unpredictable.  We will require approximately $8,083 per month or $97,000 over the next 12 months to meet our current and anticipated operational costs, which consist of rent, advertising, salaries and other general, administrative expenses to comply with the costs of being an SEC reporting company due to expected decreased expenses related to becoming a public company relative to the fiscal year of 2015. As at August 15, 2017, we had cash on hand of approximately $5,923.13 which is insufficient to pay our operating expenses for less than one month.  We plan to spend $97,000 to implement our plan of operations as described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation” on page 23 of this Report. There is no assurance we will have sufficient funds available to implement our plan of operations which could cause you to lose your investment.

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

In 2016, 87% of our revenues were from two different customers. The remaining 13% of revenues were from several patients.  As a result, a material portion of our revenues are concentrated in a few customers. Should any of these three customers decrease or cease ordering products from us, our revenues and results of operations will be negatively affected.

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

As of the date of this Report, we had 21,496,404 shares of common stock outstanding, each entitled to one vote per common share.  Our chief executive officer, president and director, Dr. Barjinder Sohal, controls 6,666,666 shares, our vice-president and director, Dr. Nitan Arora, controls 6,666,666 shares and our secretary, treasurer and director, Ms. Navjot Nanda, controls 6,666,666 shares.  As such, the aggregate number of common shares controlled by our management effectively entitles them to vote approximately 93% of our outstanding common shares on all matters submitted to a vote of our common stockholders.  As a result, our management has the ability to determine the outcome of all matters submitted to our stockholders for approval, including the election of directors.  Our management’s control of our voting securities may make it impossible to complete some corporate transactions without its support and may prevent a change in our control.  In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

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

None of the 21,496,404 common shares outstanding are currently eligible for resale under Rule 144.  In general, persons holding restricted securities in a SEC reporting company, including affiliates, must hold their shares for a period of at least six months, may not sell more than one percent of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price.  If substantial amounts of our common stock become available for resale under Rule 144, prevailing market prices for our common stock will be reduced.

We may, in the future, issue additional securities, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize us to issue 490,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock.  As of the date of this Report, we had 21,496,404 shares of common stock and no preferred shares outstanding.  Accordingly, we may issue up to an additional 468,503,596shares of common stock and 10,000,000 shares of blank check preferred stock.  The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders.  We may value any common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our common stock.  Our board of directors may designate the rights, terms and preferences of our authorized but unissued preferred shares at its discretion including conversion and voting preferences without notice to our shareholders.

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

Convertible Securities

As of December 31, 2016, we do not have any outstanding stock options.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended December 31, 2016.

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

Our operating results for the years ended December 31, 2015 and 2014 are summarized as follows:

Year Ended
December 31,
	2016	2015
Revenues	$ 31,886	$ 20,636
Operating expenses	$ 176,544	$ 121,710
Net loss	$ (161,287)	$ (101,074)

Revenues for the year ended December 31, 2016 were $31,886 as compared to $20,636 for the comparative period in 2015. The $11,250 increase in our revenues is primarily due to increased sales of our test kits.

Expenses

Our operating expenses for the years ended December 31, 2016 and 2015 are outlined in the table below:

Year Ended
December 31,
	2016	2015
Advertising and promotion	$ 6,174	$ 3,778
Depreciation	$ 351	$ 545
Consulting fees	$ 94,544	$ 25,994
Office and miscellaneous	$ 14,169	$ 8,850
Professional fees	$ 52,244	$ 60,938
Rent	$ 9,062	$ 9,397

Total Expenses	$ (176,544)	$ (109,502)

Our net loss for the year ended December 31, 2016 was $161,257 compared to a net loss of $101,074 during the year ended December 31, 2015.

During the year ended December 31, 2016, we incurred operating expenses of $176,544 compared to operating expenses of $109,502 during the year ended December 31, 2015. The increase in operating expenses were primarily related to increased consulting fees. .

Liquidity and Capital Resources

Working Capital

	At	At
	December 31,	December 31,
	2016	2015

Current Assets	$ 6,188	$ 361
Current Liabilities	$ 119,541	$ 6,698
Working Capital (Deficit)	$ (113,353)	$ (6,337)

Our current assets as of December 31, 2016 were $6,188 as compared to current assets of $361as of December 31, 2014. The increase was due to increases in cash and accounts receivable. As of December 31, 2016, we had a working capital deficit of $113,353 compared to a working capital of $6,337 as of December 31, 2015.

Cash Flows

Year Ended December 31,
	2016	2015

Net Cash Provided by (Used in) Operating Activities	$ (80,935)	$ (112,599)
Net Cash Provided by (Used in) Investing Activities	Nil	Nil
Net Cash Provided by (Used in) Financing Activities	$ 83,086	$ 54,647
Net Effect of Foreign currency Exchange	$ 1,420	$ (6,924)
Increase (Decrease) in Cash and Cash Equivalents During the Period	$ 3,571	$ (64,876)

Operating Activities

Cash used in operating activities was $80,935 for the fiscal year ended December 31, 2016 compared to cash used in operating activities of $112,599 for the fiscal year ended December 31, 20145. The increase in cash used in operating activities was primarily due to increased consulting fees, professional fees, rent, and other expenses.

Investing Activities

We used cash of $Nil in investing activities during the years ended December 31, 2016 and December 31, 2015.

Financing Activities

Cash provided from financing activities was $83,086 for the fiscal year ended December 31, 2016 compared to cash provided from activities of $54,647 for the fiscal year ended December 31, 2015. The decrease in cash from financing activities was primarily due to a decrease in advances from related parties and financing of our common shares issued.

Our cash balance at December 31, 2016 was $3,778 with $119,541 in outstanding liabilities. The outstanding liabilities consist of $30,675 in accounts payable and accrued liabilities and $88,866 in notes payable to a related party. Management believes our current cash balance may not be sufficient to fund our operating activities over the next 12 months.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern.  However, we have accumulated deficit of $323,282as of December 31, 2016, and realized negative cash flows from operations totaling $80,935 for the year ended December 31, 2016.We currently have limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about our ability to continue as a going concern.

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

Cash Requirements

Over the next 12 months (beginning January 1, 2017) we intend to carry on business as a medical diagnostic testing products company. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months

Amount
Expense	($)

Consulting Fees for Research and Development	10,000
Fixed asset purchases	5,000
Professional fees	20,000
Rent	12,000
Sales, Travel and Marketing	20,000
Other general administrative expenses	30,000
Total	97,000

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

Item 8. Financial Statements and Supplementary Data

DNA TESTING CENTERS, CORP. Consolidated Financial Statements Years Ended December 31, 2016 and 2015 (Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DNA Testing Centers, Corp.

We have audited the accompanying consolidated balance sheet of DNA Testing Centers, Corp. (the “Company”) as of December 31, 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP

Vancouver, Canada

June 21, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

DNA Testing Centers, Corp.

2378 Parkhaven Blvd.

Oakville, ON L6H 0E

We have audited the accompanying consolidated balance sheet of DNA Testing Centers, Corp. and its subsidiary (collectively the “Company”) as of December 31, 2015, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DNA Testing Centers, Corp. and its subsidiary as of December 31, 2015 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

June 8, 2016

DNA TESTING CENTERS, CORP.

Consolidated statements of financial position

(Expressed in US dollars)

	December 31, 2016 $	December 31, 2015 $

Assets

Current assets

Cash	3,778	207
Accounts receivable	2,410	154

Total current assets	6,188	361

Property and equipment (Note 3)	3,820	4,895

Total assets	10,008	5,256

Liabilities

Current liabilities

Accounts payable and accrued liabilities	30,675	918
Due to related parties (Note 4)	88,866	5,780

Total liabilities	119,541	6,698

Nature of operations and continuance of business (Note 1)

Stockholders’ deficit

Preferred stock, $0.0001 par value, 10,000,000 shares authorized, nil shares issued and outstanding	–	–
Common stock, $0.0001 par value, 49,000,000 share authorized, 21,496,404 and 21,146,404 issued and outstanding, respectively	2,149	2,114
Additional paid-in capital	221,318	168,853
Accumulated other comprehensive loss	(9,718)	(10,414)
Deficit	(323,282)	(161,995)

Total stockholders’ deficit	(109,533)	(1,442)

Total liabilities and stockholders’ deficit	10,008	5,256

Approved and authorized for issuance on behalf of the Board of Directors on June 21, 2017:

/s/ Barjinder Sohal	/s/ Nitan Arora

Barjinder Sohal, Director	Nitan Arora, Director

(The accompanying notes are an integral part of these consolidated financial statements)

DNA TESTING CENTERS, CORP.

Consolidated statements of operations and comprehensive loss

(Expressed in US dollars)

	Year ended December 31, 2016 $	Year ended December 31, 2015 $

Revenue	31,886	20,636
Direct costs	16,629	12,208

Gross profit	15,257	8,428

Expenses

Advertising and promotion	6,174	3,778
Depreciation	351	545
Consulting fees (Note 5)	94,544	25,994
Office and miscellaneous	14,169	8,850
Professional fees	52,244	60,938
Rent (Note 4)	9,062	9,397

Total expenses	176,544	109,502

Net loss for the year	(161,287)	(101,074)

Other comprehensive income (loss)

Foreign currency translation gain (loss)	696	(6,924)

Comprehensive loss for the year	(160,591)	(107,998)

Loss per share, basic and diluted	(0.01)	(0.00)

Weighted average shares outstanding	21,336,705	21,026,615

(The accompanying notes are an integral part of these consolidated financial statements)

DNA TESTING CENTERS, CORP.

Consolidated statements of stockholders’ equity (deficit)

(Expressed in US dollars)

	Common stock		Additional paid-in capital $	Accumulated other comprehensive loss $	Deficit $	Total stockholders’ equity (deficit) $
	Number of shares	Amount $

Balance, December 31, 2014	20,784,596	2,078	115,712	(3,490)	(60,921)	53,379

Common stock issued for cash	361,808	36	53,141	–	–	53,177

Foreign currency translation adjustment	–	–	–	(6,924)	–	(6,924)

Net loss for the year	–	–	–	–	(101,074)	(101,074)

Balance, December 31, 2015	21,146,404	2,114	168,853	(10,414)	(161,995)	(1,442)

Common stock issued for services	350,000	35	52,465	–	–	52,500

Foreign currency translation adjustment	–	–	–	696	–	696

Net loss for the year	–	–	–	–	(161,287)	(161,287)

Balance, December 31, 2016	21,496,404	2,149	221,318	(9,718)	(323,282)	(109,533)

(The accompanying notes are an integral part of these consolidated financial statements)

DNA TESTING CENTERS, CORP.

Consolidated statements of cash flows

(Expressed in US dollars)

	Year ended December 31, 2016 $	Year ended December 31, 2015 $

Operating activities

Net loss	(161,287)	(101,074)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	351	545
Stock-based compensation	52,500	–

Changes in operating assets and liabilities:
Accounts receivable	(2,256)	30
Accounts payable and accrued liabilities	29,757	(12,100)

Net cash used in operating activities	(80,935)	(112,599)

Financing activities

Repayment of note payable	–	(4,310)
Proceeds from related parties	83,086	5,780
Proceeds from sale of common stock	–	53,177

Net cash provided by financing activities	83,086	54,647

Effect of foreign exchange rate changes on cash	1,420	(6,924)

Change in cash	3,571	(64,876)

Cash, beginning of year	207	65,083

Cash, end of year	3,778	207

Supplemental disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

NOTE 1 – NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

DNA Testing Centers, Corp. (the “Company”) was incorporated in Florida on July 3, 2014. On July 3, 2014, the Company acquired DNA Testing Centers of Canada Ltd. (“DNA Canada”). DNA Canada performs testing related to analyzing and monitoring an individual’s genetic makeup. The acquisition was treated consolidated as an entity under common control.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2016, the Company has an accumulated deficit of $323,282, a working capital deficit of $113,353, and realized negative cash flows from operations totaling $80,935 for the year ended December 31, 2016. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DNA Canada. All inter-company accounts and transactions have been eliminated on consolidation.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, the useful life and recoverability of property and equipment, fair value of stock-based compensation, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

The Company recognizes allowances for doubtful accounts to ensure accounts receivable are not overstated due to the inability or unwillingness of its customers to make required payments. The allowance is based on the business environment, historical bad debt expense, the age of receivables, and the specific identification of receivables the Company considers at risk. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is provided annually at rates and methods over their estimated useful lives. Management reviews the estimates of useful lives of the assets every year and adjusts them on prospective basis, if needed.

Medical equipment	10% straight-line

Long-Lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Revenue Recognition

The Company derives revenue from the sale of DNA diagnostic testing kits in relation to analyzing and monitoring an individual’s genetic makeup. In accordance with ASC 605, “Revenue Recognition”, revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

Management assesses the business environment, customers’ financial condition, historical collection experience, accounts receivable aging, and customer disputes to determine whether collectability is reasonably assured. If collectability is not considered reasonably assured at the time of sale, the Company does not recognize revenue until collection occurs.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company has not recorded any amounts pertaining to uncertain tax positions.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

The Company’s functional and reporting currency is the US dollar. The functional currency of DNA Canada is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

The assets and liabilities of DNA Canada are translated into US dollars using the exchange rate in effect at the balance sheet date. Revenue and expenses are translated using the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income (loss).

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation” and ASC 505, “Equity Based Payments to Non-Employees”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable and accrued liabilities, and amounts due to related parties. Pursuant to ASC 820, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Comprehensive Loss

Comprehensive loss consists of net loss and other related gains and losses affecting stockholders’ equity that are excluded from net income or loss. As at December 31, 2016 and 2015, comprehensive loss includes cumulative translation adjustments for changes in foreign currency exchange rates during the period.

Reclassifications

Certain of the prior year figures were reclassified to conform to the current year’s presentation.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – PROPERTY AND EQUIPMENT

	Cost $	Accumulated depreciation $	Foreign currency translation $	2016 Net carrying value $	2015 Net carrying value $

Medical equipment	5,440	809	811	3,820	4,895

NOTE 4 – RELATED PARTY TRANSACTIONS

(a)

As at December 31, 2016, the Company owed $1,558 (2015 – $nil) to the Chief Executive Officer of the Company which is non-interest bearing, unsecured, and due on demand.

(b)

As at December 31, 2016, the Company owed $1,558 (2015 – $nil) and $68,708 (Cdn$92,249) (2015 – $nil to the Chief Financial Officer of the Company which are non-interest bearing, unsecured, and due on demand.

(c)

As at December 31, 2016, the Company owed $1,558 (2015 – $nil) to a director of the Company which is non-interest bearing, unsecured, and due on demand.

(d)

As at December 31, 2016, the Company owed $6,704 (Cdn$9,000) (2015 – $nil) to a director of the Company which is non-interest bearing, unsecured, and due on demand.

NOTE 4 – RELATED PARTY TRANSACTIONS (continued)

(e)

As at December 31, 2016, the Company owed $5,800 (2015 - $nil) to the spouse of a director of the Company which is non-interest bearing, unsecured, and due on demand.

(f)

As at December 31, 2016, the Company owed $2,980 (Cdn$4,000) (2015 - $5,780 (Cdn$8,000)) to the spouse of a director of the Company which is non-interest bearing, unsecured, and due on demand.

(g)

During the year ended December 31, 2016, the Company incurred $9,062 (2015 - $9,397) of rent to a director of the Company.

NOTE 5 – COMMON STOCK

(a)

On June 15, 2016, the Company issued 350,000 shares of common stock with a fair value of $52,500 for consulting services rendered.

(b)

In May 2015, the Company issued 361,808 shares of common stock at $0.15 per share for proceeds of $53,177.

NOTE 6 – CONCENTRATIONS

In 2016, revenues were from two different customers who accounted for 87% of the revenues. In 2015, revenues were from three different customers who accounted for 88% of the revenues.

NOTE 7 – INCOME TAXES

The Company has net operating losses carried forward of $323,282 available to offset taxable income in future years which commence expiring in fiscal 2034.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2016 $	2015 $

Net loss before income taxes	(161,287)	(101,074)
Statutory income tax rate	35%	35%

Expected income tax recovery	(56,450)	(35,376)
Tax rate difference for foreign jurisdiction	5,334	8,566
Change in valuation allowance	51,116	26,810

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at December 31, 2016 and 2015 are as follows:

	2016 $	2015 $

Net operating losses carried forward	94,070	42,954
Valuation allowance	(94,070)	(42,954)

Net deferred income tax asset	–	–

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

Under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2016, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2016 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Position Held with our Company	Age	Date First Elected or Appointed

Dr. Barjinder Sohal	Chief Executive Officer, President, Director	42	July 3, 2014

Dr. Nitan Arora	CFO, Vice President, Director	43	July 3, 2014

Navjot Nanda	Treasurer and Secretary, Director	39	July 3, 2014

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
(d)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2016 and 2015.

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dr. Barjinder Sohal, Chief Executive Officer, President, Director	2016	0	0	0	0	0	0	0	0

	2015	0	0	0	0	0	0	0	0

Dr. Nitan Arora, Vice President, Director	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

Navjot Nanda, Treasurer, Secretary, Director	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class

Dr. Barjinder Sohal (2) Unit 8 - 1200, Waverley Street Winnipeg, Manitoba R3T 0P4	6,666,666 Common Shares	31%

Dr. Nitan Arora (3) Unit 8 - 1200, Waverley Street Winnipeg, Manitoba R3T 0P4	6,666,666 Common Shares	31%

Navjot Nanda (4) Unit 8 - 1200, Waverley Street Winnipeg, Manitoba R3T 0P4	6,666,666 Common Shares	31%

Directors and Executive Officers as a Group	19,999,998 Common Shares	93%

5%+ Shareholders
None.	Nil Common Shares	0%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 15, 2017. As of August 15, 2017, there were 21,496,404 shares of our company’s common stock issued and outstanding.

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

We rent our office space at 2378 Parkhaven Boulevard, Oakville, Ontario, L6H 0E7, Canada from Navjot Nanda.  This property is a lease of a 400 square foot office that is owned by Navjot Nanda, our treasurer, secretary, and director.  We currently pay $1,000 per month, on a month to month lease, for office use including utilities.  During the year ended December 31, 2016, we incurred $9,062 (2015 - $9,397) of rent.

As at December 31, 2016, we owed $1,558 (2015 – $nil) to Dr. Barjinder Sohal, our Chief Executive Officer, president, and director, which amount is non-interest bearing, unsecured, and due on demand.

As at December 31, 2016, we owed $1,558 (2015 – $nil) and $68,708 (Cdn$92,249) (2015 – $nil) to Dr. Nitan Arora, our Chief Financial Officer, which amounts are non-interest bearing, unsecured, and due on demand.

As at December 31, 2016, we owed $1,558 (2015 – $nil) to Dr. Barjinder Sohal of the Company which amount is non-interest bearing, unsecured, and due on demand.

As at December 31, 2016, we owed $6,704 (Cdn$9,000) (2015 – $nil) to Dr. Nitan Arora of the Company, which amount is non-interest bearing, unsecured, and due on demand.

As at December 31, 2016, we owed $5,800 (2015 - $nil) to the spouse Navjot Nanda of the Company which amount is non-interest bearing, unsecured, and due on demand.

As at December 31, 2016, we owed $2,980 (Cdn$4,000) (2015 - $5,780 (Cdn$8,000)) to the spouse of Navjot Nanda of which amount is non-interest bearing, unsecured, and due on demand.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended December 31, 2016 and 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2016	December 31, 2015
	$	$

Audit Fees	23,937	23,937
Audit Related Fees	2,381	2,381
Tax Fees	Nil	Nil
All Other Fees	530	530
Total	26,848	26,848

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

DNA TESTING CENTERS, CORP.
(Registrant)

Dated: August 15, 2017	/s/Barjinder Sohal
Dr. Barjinder Sohal
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 15, 2017	/s/Nitan Arora
Nitan Arora
Chief Financial Officer, Vice President and Director (Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 15, 2017	/s/Barjinder Sohal
Dr. Barjinder Sohal
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 15, 2017	/s/Navjot Nanda
Navjot Nanda
Treasurer, Secretary and Director

Dated: August 15, 2017	/s/Nitan Arora
Nitan Arora
Chief Financial Officer, Vice President and Director
(Principal Financial Officer, Principal Accounting Officer)