Form 10-Q
period 2017-03-31
DNA Testing Centers Corp
filed 2019-07-09
CIK 1620070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [  ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] YES [  ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”,“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [  ] YES [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [  ] YES [  ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

21,496,404 common shares issued and outstanding as of June 4, 2019.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated unaudited interim financial statements for the three month period ended March 31, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

3

DNA TESTING CENTERS, CORP.

Condensed Consolidated Financial Statements

March 31, 2017

(Expressed in U.S. dollars)

(unaudited)

4

DNA TESTING CENTERS, CORP.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2017 $	December 31, 2016 $
	(unaudited)
ASSETS

Current Assets

Cash	2,559	3,778
Accounts receivable	3,048	2,410

Total Current Assets	5,607	6,188
Property and equipment (Note 3)	3,617	3,820

Total Assets	9,224	10,008

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	26,070	30,675
Due to related parties (Note 4)	94,484	88,866

Total Liabilities	120,554	119,541

Going Concern (Note 1)
Subsequent Events (Note 5)

Stockholder’s Deficit

Preferred stock, $0.0001 par value, 10,000,000 shares authorized, nil shares issued and outstanding	–	–
Common stock, 1,000,000,000 shares authorized, $0.0001 par value 21,496,404 shares issued and outstanding	2,149	2,149
Additional paid-in capital	221,318	221,318
Accumulated other comprehensive loss	(10,460)	(9,718)
Deficit	(324,337)	(323,282)

Total Stockholder’s Deficit	(111,330)	(109,533)

Total Liabilities and Stockholder’s Deficit	9,224	10,008

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DNA TESTING CENTERS, CORP.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended March 31, 2017 $	Three Months Ended March 31, 2016 $

Revenue	15,717	3,480
Direct costs	1,847	2,696
Gross Profit	13,870	784

Expenses

Advertising and promotion	339	1,494
Depreciation	234	122
Bad debts	642	–
Consulting fees	107	8,719
Office and miscellaneous	3,103	2,556
Professional fees	2,246	3,167
Rent (Note 4)	2,266	2,186
Salaries	5,988	–

Total Expenses	14,925	18,244

Net Loss for the Period	(1,055)	(17,460)

Other Comprehensive Loss

Foreign currency translation loss	(742)	(1,402)
Comprehensive Loss for the Period	(1,797)	(18,862)

Loss Per Share, Basic and Diluted	–	–

Weighted Average Shares Outstanding	21,496,404	21,336,705

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DNA TESTING CENTERS, CORP.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended March 31, 2017 $	Three Months Ended March 31, 2016 $

Operating Activities

Net loss	(1,055)	(17,460)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	234	122

Changes in operating assets and liabilities:
Amounts receivable	(638)	(10)
Accounts payable and accrued liabilities	(4,605)	209
Due to related parties	2,267	–

Net Cash Used In Operating Activities	(3,797)	(17,139)

Financing Activities

Proceeds from related parties	2,693	26,175

Net Cash Provided By Financing Activities	2,693	26,175

Effect of foreign exchange rate changes on cash	(115)	(1,403)

Change in Cash	(1,219)	7,633

Cash, Beginning of Period	3,778	207

Cash, End of Period	2,559	7,840

Supplemental Disclosures:

Interest paid	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DNA TESTING CENTERS, CORP.

Notes to the Condensed Consolidated Financial Statements

March 31, 2017

(Expressed in U.S. dollars)

(unaudited)

1.	Nature of Operations and Continuance of Business

DNA Testing Centers, Corp. (the “Company”) was incorporated in Florida on July 3, 2014. On July 3, 2014, the Company acquired DNA Testing Centers of Canada Ltd. (“DNA Canada”). DNA Canada performs testing related to analyzing and monitoring an individual’s genetic makeup.

The accompanying condensed consolidated financial statements of the Company should be read in conjunction with the consolidated financial statements and accompanying notes filed with the U.S. Securities and Exchange Commission in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a recurring nature considered necessary to present fairly the Company’s financial position and the results of its operations and its cash flows for the periods shown.

The preparation of these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates. The results of operations and cash flows for the periods shown are not necessarily indicative of the results to be expected for the full year.

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2017, the Company has an accumulated deficit of $324,337, a working capital deficit of $114,947, and realized negative cash flows from operations totaling $3,797 for the period ended March 31, 2017. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Basis of Presentation

These condensed consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DNA Canada. All inter-company accounts and transactions have been eliminated on consolidation.

(b)	Comprehensive Loss

Comprehensive loss consists of net loss and other related gains and losses affecting stockholders’ equity that are excluded from net income or loss. As at March 31, 2017 and 2016, comprehensive loss includes cumulative translation adjustments for changes in foreign currency exchange rates during the period.

(c)	Reclassifications

Certain of the prior year figures were reclassified to conform to the current year’s presentation.

(d)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

DNA TESTING CENTERS, CORP.

Notes to the Condensed Consolidated Financial Statements

March 31, 2017

(Expressed in U.S. dollars)

(unaudited)

3.	Property and Equipment

	Cost $	Accumulated depreciation $	Foreign currency translation loss $	Net carrying Value March 31, 2017 $	Net carrying Value December 31, 2016 $

Medical equipment	5,440	1,048	775	3,617	3,820

4.	Related Party Transactions

(a)	As at March 31, 2017, the Company owed $1,558 (December 31, 2016 – $1,558) to the Chief Executive Officer of the Company which is non-interest bearing, unsecured, and due on demand.

(b)	As at March 31, 2017, the Company owed $1,558 (December 31, 2016 – $1,558) and $71,128 (Cdn$94,749) (December 31, 2016 – $68,708 (Cdn$92,249)) to the Chief Financial Officer of the Company which are non-interest bearing, unsecured, and due on demand.

(c)	As at March 31, 2017, the Company owed $1,558 (December 31, 2016 – $1,558) to a director of the Company which is non-interest bearing, unsecured, and due on demand.

(d)	As at March 31, 2017, the Company owed $9,008 (Cdn$12,000) (December 31, 2016 – $6,704 (Cdn$9,000)) to a director of the Company which is non-interest bearing, unsecured, and due on demand.

(e)

As at March 31, 2017, the Company owed $5,800 (December 31, 2016 – $5,800) and $871 (Cdn$1,100) (2016 - $nil) to the spouse of a director of the Company which is non-interest bearing, unsecured, and due on demand.

(f)	As at March 31, 2017, the Company owed $3,003 (Cdn$4,000) (December 31, 2016 - $2,980 (Cdn$4,000)) to the spouse of a director of the Company which is non-interest bearing, unsecured, and due on demand.

(g)	During the three months ended March 31, 2017, the Company incurred $2,266 (2016 - $2,186) in rent to a director of the Company.

5.	Subsequent Events

(a)	On July 24, 2017, the Company received proceeds of $100,000 for 1,000,000 common shares at a price of $0.10 per common share to be issued.

(b)	On January 29, 2018, the Company paid a shareholder of the Company a return of capital of $15,000.

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

Our unaudited consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

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

Corporate Overview

We were incorporated in the State of Florida on July 3, 2014 to acquire our wholly owned subsidiary DNA Centers of Canada, Ltd., a Canadian corporation formed on April 6, 2009, to distribute DNA diagnostic testing kits to consumers and medical practitioners in Canada.

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

Kinship Testing

A DNA kinship test determines the relationship between two or more individuals to assess an alleged relationship such as full or half siblings, grandparents and aunts or uncles.

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

We implemented our marketing plan in April of 2015.

●	In April of 2015, we began social media campaigns on Twitter, Facebook, Linkedin and other websites to market our products;
●	In May of 2015, we established Google AdWords and search engine optimization campaigns targeting consumers in Canada; and
●	In June of 2015, we offered incentive for medical practitioners, medical facilities, and fitness centers.

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

We were incorporated in the State of Florida on July 3, 2014, to acquire our wholly owned subsidiary DNA Centers of Canada, Ltd., a Canadian corporation formed on April 6, 2009, to distribute DNA testing products to consumers and medical practitioners in Canada.

We currently sell our DNA test kits directly to our customers. Our customers are both individuals and medical practitioners. Our DNA testing kits are sold directly to customers who place orders by telephone.

Going Concern

As reflected in the accompanying interim consolidated financial statements, we have accumulated deficit of $324,337 and a working capital deficit of $114,947 as of March 31, 2017.We currently have limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The interim consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Results of Operations

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

For the three months ended March 31, 2017, we had revenues of $15,717 compared to $3,480 for the three months ended March 31, 2016. The increase in revenues was due to increased online advertising which led to an increase in sales.

Operating expenses decreased to $14,925 for the three months ended March 31, 2017 compared to $18,244 for the three months ended March 31, 2016, mainly due to the decrease in consulting fees.

We had a net loss of $1,055 for the three months ended March 31, 2017, which was less than the net loss of $17,460 for the three month ended March 31, 2016. The decrease in net loss mainly resulted from the increase in gross profit and a decrease in consulting fees.

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Revenues	$15,717	$3,480
Direct costs	1,847	2,696
Operating Expenses	14,925	18,244
Net income (loss)	$(1,055)	$(17,460)

Liquidity and Capital Resources

Our balance sheet as of March 31, 2017 reflects current assets of $5,607. We had cash in the amount of $2,559, which is insufficient to carry out our stated plan of operation for the next twelve months.

As of March 31, 2017, our company had accumulated losses of $324,337 since inception and had a working capital deficit of $114,947. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The continuation of our company as a going concern is dependent upon financial support from its stockholders, the ability of our company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The full and timely development and implementation of our business plan and growth strategy will require significant additional resources, and our company may not be able to obtain the funding necessary to implement its growth strategy on acceptable terms or at all.

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

Working Capital

	At March 31, 2017	At December 31, 2016
Current assets	$5,607	$6,188
Current liabilities	120,554	119,541
Working capital (deficit)	$(114,947)	$(113,353)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Three Months Ended
	March 31,
	2017	2016
Net cash used in operating activities	$(3,797)	$(17,139)
Net cash provided by investing activities	Nil	Nil
Net cash provided by financing activities	2,693	26,175
Effect of foreign exchange rate changes on cash	(115)	(1,403)
Net increase (decrease) in cash during period	$(1,219)	$7,633

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2017 was $3,797, a decrease from the $17,139 net cash used during the three months ended March 31, 2016.

Investing Activities

Our company had no investing activities during the three months ended March 31, 2017 and 2016.

Financing Activities

Cash provided by financing activities during the three months ended March 31, 2017 was $2,693 as compared to $26,175 during the three months ended March 31, 2016.

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

Critical Accounting Policies and Estimates

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States necessarily requires management to make estimates and assumptions that affect the amounts reported in the financial statements. We regularly evaluate estimates and judgment based on historical experience and other relevant facts and circumstances. Actual results could differ from those estimates.

Revenue recognition

The Company derives revenue from the sale of DNA diagnostic testing kits in relation to analyzing and monitoring an individual’s genetic makeup. In accordance with ASC 605, “Revenue Recognition”, revenue is recognized when persuasive evidence of an arrangement exists, services have been rendered, the sale price is fixed or determinable, and collectability is reasonably assured.

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our president (our principal executive officer, principal financial officer and principal accounting officer) in connection with the review of our consolidated financial statements as of March 31, 2017.

To address the material weaknesses set forth in items (2) and (3) discussed above, management performed additional analyses and other procedures to ensure that the consolidated financial statements included herein fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation; Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on October 24, 2014).
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on October 24, 2014).
(10)	Material Contracts
10.1	Lease Agreement between Testing Centers Corp and Navjot Nanda (incorporated by reference to our Registration Statement on Form S-1 filed on October 24, 2014).
10.2	Employment Agreement between DNA Testing Centers Corp and Dr. Barjinder Sohal (incorporated by reference to our Registration Statement on Form S-1 filed on October 24, 2014).
10.3	Employment Agreement between DNA Testing Centers Corp and Dr. Nitan Arora (incorporated by reference to our Registration Statement on Form S-1/A filed on October 24, 2014).
10.4	Employment Agreement between DNA Testing Centers Corp and Navjot Nanda (incorporated by reference to our Registration Statement on Form S-1 filed on October 24, 2014).
10.5	Agreement between DNA Testing Centers Corp and DNA Testing Centers of Canada, Ltd. (incorporated by reference to our Registration Statement on Form S-1 filed on January 28, 2015).
10.6	Amending Employment Agreement between DNA Testing Centers Corp and Dr. Barjinder Sohal (incorporated by reference to our Registration Statement on Form S-1/A #5 filed on September 17, 2015).
10.7	Amending Employment Agreement between DNA Testing Centers Corp and Dr. Nitan Arora (incorporated by reference to our Registration Statement on Form S-1/A #5 filed on September 17, 2015).
10.8	Amending Employment Agreement between DNA Testing Centers Corp and Navjot Nanda (incorporated by reference to our Registration Statement on Form S-1/A #5 filed on September 17, 2015).
(21)	Subsidiaries
21.1	DNA Testing Centers of Canada, Ltd., a company formed pursuant to the laws of Alberta (wholly owned).
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DNA TESTING CENTERS, CORP.

Date: July 9, 2019	By:	/s/ Barjinder Sohal
Barjinder Sohal
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 9, 2019	By:	/s/ Nitan Arora
Nitan Arora
Vice President, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

