Form 10-Q
period 2017-06-30
DNA Testing Centers Corp
filed 2019-07-09
CIK 1620070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [  ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] YES [  ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”,”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim consolidated financial statements for the three and six month periods ended June 30, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

3

DNA TESTING CENTERS, CORP.

Condensed Consolidated Financial Statements

June 30, 2017

(Expressed in U.S. dollars)

(unaudited)

4

DNA TESTING CENTERS, CORP.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2017 $	December 31, 2016 $
	(unaudited)

ASSETS

Current Assets

Cash	7,505	3,778
Accounts receivable	2,244	2,410

Total current assets	9,749	6,188

Property and equipment (Note 3)	3,712	3,820
Total Assets	13,461	10,008

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	22,569	30,675
Due to related parties (Note 4)	105,874	88,866

Total Liabilities	128,443	119,541

Going Concern (Note 1)
Subsequent Events (Note 5)

Stockholder’s Deficit

Preferred stock, $0.0001 par value, 10,000,000 shares authorized, nil shares issued and outstanding	–	–
Common stock, 1,000,000,000 shares authorized, $0.0001 par value 21,496,404 shares issued and outstanding	2,149	2,149
Additional paid-in capital	221,318	221,318
Accumulated other comprehensive loss	(12,207)	(9,718)
Deficit	(326,242)	(323,282)

Total Stockholder’s Deficit	(114,982)	(109,533)

Total Liabilities and Stockholder’s Deficit	13,461	10,008

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DNA TESTING CENTERS, CORP.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended June 30, 2017 $	Three Months Ended June 30, 2016 $	Six Months Ended June 30, 2017 $	Six Months Ended June 30, 2016 $
Revenue	16,759	5,871	32,476	9,351
Direct costs	4,796	3,596	6,643	6,292
Gross Profit	11,963	2,275	25,833	3,059

Expenses

Advertising and promotion	1,173	2,355	1,512	3,849
Depreciation	(2)	87	232	209
Bad debts	2,045	–	2,687	–
Consulting fees	44	62,302	151	71,021
Office and miscellaneous	1,782	3,970	4,885	6,526
Professional fees	2,421	10,613	4,667	13,780
Rent (Note 4)	2,230	71	4,496	2,257
Salaries	4,175	–	10,163	–

Total Expenses	13,868	79,398	28,793	97,642

Net Loss for the Period	(1,905)	(77,123)	(2,960)	(94,583)
Other Comprehensive Loss

Foreign currency translation loss	(1,747)	(828)	(2,489)	(2,230)
Comprehensive Loss for the Period	(3,652)	(77,951)	(5,449)	(96,813)

Loss Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	21,496,404	21,175,410	21,496,404	21,175,250

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DNA TESTING CENTERS, CORP.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six Months Ended June 30, 2017 $	Six Months Ended June 30, 2016 $

Operating Activities

Net loss	(2,960)	(94,583)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	232	209
Bad debts expense	2,687	–
Stock-based compensation	–	52,500

Changes in operating assets and liabilities:
Accounts receivable	(2,521)	(182)
Other receivable	–	(10)
Accounts payable and accrued liabilities	(8,106)	(255)
Due to related parties	4,496

Net Cash Used In Operating Activities	(6,172)	(42,321)

Financing Activities

Proceeds from related parties	9,327	47,213

Net Cash Provided By Financing Activities	9,327	47,213

Effect of foreign exchange rate changes on cash	572	(2,196)

Change in Cash	3,727	2,696

Cash, Beginning of Period	3,778	207

Cash, End of Period	7,505	2,903

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DNA TESTING CENTERS, CORP.

Notes to the Consolidated Condensed Financial Statements

June 30, 2017

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

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2017, the Company has an accumulated deficit of $326,242 and a working capital deficit of $118,694. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Comprehensive loss consists of net loss and other related gains and losses affecting stockholders’ equity that are excluded from net income or loss. As at June 30, 2017 and 2016, comprehensive loss includes cumulative translation adjustments for changes in foreign currency exchange rates during the period.

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

DNA TESTING CENTERS, CORP.

Notes to the Consolidated Condensed Financial Statements

June 30, 2017

(Expressed in U.S. dollars)

(unaudited)

3.	Property and Equipment

	Cost $	Accumulated depreciation $	Foreign currency translation loss $	Net carrying Value June 30, 2017 $	Net carrying Value December 31, 2016 $
Medical equipment	5,440	1,048	680	3,712	3,820

4.	Related Party Transactions

(a)	As at June 30, 2017, the Company owed $1,558 (December 31, 2016 – $1,558) and $1,926 (Cdn$2,500) (December 31, 2016 - $nil) to the Chief Executive Officer of the Company which is non-interest bearing, unsecured, and due on demand.

(b)	As at June 30, 2017, the Company owed $1,558 (December 31, 2016 – $1,558) and $77,991 (Cdn$101,249) (December 31, 2016 – $68,708 (Cdn$92,249)) to the Chief Financial Officer of the Company which are non-interest bearing, unsecured, and due on demand.

(c)	As at June 30, 2017, the Company owed $1,558 (December 31, 2016 – $1,558) to a director of the Company which is non-interest bearing, unsecured, and due on demand.

(d)	As at June 30, 2017, the Company owed $11,555 (Cdn$15,000) (December 31, 2016 – $6,704 (Cdn$9,000)) to a director of the Company which is non-interest bearing, unsecured, and due on demand.

(e)	As at June 30, 2017, the Company owed $5,800 (December 31, 2016 – $5,800) and $847 (Cdn$1,100) (2016 - $nil) to the spouse of a director of the Company which is non-interest bearing, unsecured, and due on demand.

(f)	As at June 30, 2017, the Company owed $3,081 (Cdn$4,000) (December 31, 2016 - $2,980 (Cdn$4,000)) to the spouse of a director of the Company which is non-interest bearing, unsecured, and due on demand.

(g)	During the six months ended June 30, 2017, the Company incurred $4,496 (2016 - $2,257) in rent to a director of the Company.

5.	Subsequent Events

(a)	On July 24, 2017, the Company received proceeds of $100,000 for 1,000,000 common shares at a price of $0.10 per common share to be issued.

(b)	On January 29, 2018, the Company paid a shareholder of the Company a return of capital of $15,000.

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

Our unaudited consolidated financial statements are stated in United States dollars (US$) and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

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

Corporate Overview

We are incorporated in the State of Florida on July 3, 2014 to acquire our wholly owned subsidiary DNA Centers of Canada, Ltd., a Canadian corporation formed on April 6, 2009, to distribute DNA diagnostic testing kits to consumers and medical practitioners in Canada.

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

We implemented our marketing plan in April of 2015.

●	In April of 2015, we began social media campaigns on Twitter, Facebook, Linkedin and other websites to market our products;
●	In May of 2015, we established Google AdWords and search engine optimization campaigns targeting consumers in Canada; and
●	In June of 2015, we offered incentive for medical practitioners, medical facilities and fitness centers.

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

Going Concern

As reflected in the accompanying interim consolidated financial statements, we have an accumulated deficit of $326,242 and working capital deficit of $114,947 as of June 30, 2017. We currently have limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The interim consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Results of Operations

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

For the three months ended June 30, 2017, we had revenues of $16,759 compared to $5,871 for the three months ended June 30, 2016. The increase in revenues was due to increased online advertising which led to an increase in sales.

Operating expenses decreased to $13,868 for the three months ended June 30, 2017 compared to $79,398 for the three months ended June 30, 2016, mainly due to the decrease in consulting fees.

We had a net loss of $1,905 for the three months ended June 30, 2017, which was less than the net loss of $77,123 for the three month ended June 30, 2016. The decrease in net loss mainly resulted from the increase in gross profit and decrease in consulting fees.

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Revenues	$16,759	$5,871
Direct costs	4,796	3,596
Operating Expenses	13,868	79,398
Net income (loss)	$(1,905)	$(77,123)

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

For the six months ended June 30, 2017, our company had revenues of $32,476 compared to $9,351 for the six months ended June 30, 2016. The increase in revenues was due to an increase in online advertising which led to an increase in sales.

Operating expenses decreased to $28,793 for the six months ended June 30, 2017 compared to $97,642 for the six months ended June 30, 2016, mainly due to the decrease in consulting fees.

We had a net loss of $2,960 for the six months ended June 30, 2017, which was less than the net loss of $94,583 for the six months ended June 30, 2016. Our decreased net loss resulted from the increase in gross profit and a decrease in consulting fees.

The following table summarizes key items of comparison and their related increase (decrease) for the six month periods ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Revenues	$32,476	$9,351
Direct costs	6,643	6,292
Operating expenses	28,793	97,642
Net income (loss)	$(2,960)	$(94,583)

Liquidity and Capital Resources

Our balance sheet as of June 30, 2017 reflects current assets of $9,749. We had cash in the amount of $7,505 which is insufficient to carry out our stated plan of operation for the next twelve months.

As of June 30, 2017, our company had accumulated losses of $326,242 since inception and had a working capital deficit of $118,694. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The continuation of our company as a going concern is dependent upon financial support from its stockholders, the ability of our company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The full and timely development and implementation of our business plan and growth strategy will require significant additional resources, and our company may not be able to obtain the funding necessary to implement its growth strategy on acceptable terms or at all.

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

Working Capital

	At June 30, 2017	At December 31, 2016
Current assets	$9,749	$6,188
Current liabilities	128,443	119,541
Working capital (deficit)	$(118,694)	$(113,353)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Six Months Ended
	June 30,
	2017	2016
Net cash used in operating activities	$(6,172)	$(42,321)
Net cash provided by investing activities	Nil	Nil
Net cash provided by financing activities	9,327	47,213
Effect of foreign exchange rate changes on cash	572	(2,196)
Net increase in cash during period	$3,727	$2,696

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2017 was $6,172, a decrease from the $42,321 net cash used during the six months ended June 30, 2016.

Investing Activities

Our company had no investing activities during the six months ended June 30, 2017 and 2016.

Financing Activities

Cash provided by financing activities during the six months ended June 30, 2017 was $9,327 as compared to $47,213 during the six months ended June 30, 2016.

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our president (our principal executive officer, principal financial officer and principal accounting officer) in connection with the review of our consolidated financial statements as of June 30, 2017.

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

