Form 10-Q
period 2017-09-30
DNA Testing Centers Corp
filed 2019-07-09
CIK 1620070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 333-199589

DNA TESTING CENTERS, CORP.

(Exact name of registrant as specified in its charter)

Florida	applied for
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

2378 Parkhaven Blvd., Oakville, Ontario	L6H 0E7
(Address of principal executive offices)	(Zip Code)

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

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated unaudited interim financial statements for the three and nine month periods ended September 30, 2017 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.

3

DNA TESTING CENTERS, CORP.

Condensed Consolidated Financial Statements

September 30, 2017

(Expressed in U.S. dollars)

(unaudited)

DNA TESTING CENTERS, CORP.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2017 $	December 31, 2016 $
	(unaudited)

ASSETS

Current Assets

Cash	81,940	3,778
Accounts receivable	1,314	2,410

Total current assets	83,254	6,188

Property and equipment (Note 3)	3,602	3,820

Total Assets	86,856	10,008

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	21,495	30,675
Due to related parties (Note 4)	118,515	88,866

Total Liabilities	140,010	119,541

Going Concern (Note 1)
Subsequent Event (Note 6)

Stockholder’s Deficit

Preferred stock, $0.0001 par value, 10,000,000 shares authorized, nil shares issued and outstanding	–	–
Common stock, 1,000,000,000 shares authorized, $0.0001 par value 21,496,404 shares issued and outstanding	2,149	2,149
Additional paid-in capital	221,318	221,318
Share subscriptions received (Note 5)	100,000	–
Accumulated other comprehensive loss	(21,638)	(9,718)
Deficit	(354,983)	(323,282)

Total Stockholder’s Deficit	(53,154)	(109,533)

Total Liabilities and Stockholder’s Deficit	86,856	10,008

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DNA TESTING CENTERS, CORP.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three Months Ended September 30, 2017 $	Three Months Ended September 30, 2016 $	Nine Months Ended September 30, 2017 $	Nine Months Ended September 30, 2016 $
Revenue	11,591	11,503	44,067	20,854
Direct costs	9,216	2,146	15,859	8,438
Gross Profit	2,375	9,357	28,208	12,416

Expenses

Advertising and promotion	2,610	1,729	4,122	5,578
Depreciation	244	147	476	356
Bad debts	1,520	–	4,207	–
Consulting fees	627	10,481	778	81,501
Office and miscellaneous	7,069	1,032	11,954	7,558
Professional fees	16,140	519	20,807	14,299
Rent (Note 4)	2,694	38	7,190	2,295
Salaries	212	–	10,375	–

Total Expenses	31,116	13,946	59,909	111,587

Net Loss for the Period	(28,741)	(4,589)	(31,701)	(99,171)
Other Comprehensive Loss

Foreign currency translation income (loss)	(9,431)	792	(11,920)	(1,438)
Comprehensive Loss for the Period	(38,172)	(3,797)	(43,621)	(100,609)

Loss Per Share, Basic and Diluted	–	–	–	–

Weighted Average Shares Outstanding	21,496,404	21,496,404	21,496,404	21,283,583

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DNA TESTING CENTERS, CORP.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine Months Ended September 30, 2017 $	Nine Months Ended September 30, 2016 $

Operating Activities

Net loss	(31,701)	(99,171)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	476	356
Bad debts expense	6,996	–
Stock-based compensation	–	52,500

Changes in operating assets and liabilities:
Accounts receivable	(5,900)	(594)
Other receivable	–	(4,477)
Accounts payable and accrued liabilities	(9,180)	197
Due to related parties	6,885	–

Net Cash Used In Operating Activities	(32,424)	(51,189)

Financing Activities

Proceeds from related parties	15,746	55,404
Proceeds from share subscriptions received	100,000

Net Cash Provided By Financing Activities	115,746	55,404

Effect of foreign exchange rate changes on cash	(5,160)	(1,388)

Change in Cash	78,162	2,827

Cash, Beginning of Period	3,778	207

Cash, End of Period	81,940	3,034

Supplemental Disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

DNA TESTING CENTERS, CORP.

Notes to the Condensed Consolidated Financial Statements

September 30, 2017

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

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2017, the Company has an accumulated deficit of $354,983, a working capital deficit of $56,756, and realized negative cash flows from operations totaling $32,424 for the period ended September 30, 2017. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Comprehensive loss consists of net loss and other related gains and losses affecting stockholders’ equity that are excluded from net income or loss. As at September 30, 2017 and 2016, comprehensive loss includes cumulative translation adjustments for changes in foreign currency exchange rates during the period.

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

DNA TESTING CENTERS, CORP.

Notes to the Condensed Consolidated Financial Statements

September 30, 2017

(Expressed in U.S. dollars)

(unaudited)

3.	Property and Equipment

	Cost $	Accumulated depreciation $	Foreign currency translation loss $	Net carrying Value September 30, 2017 $	Net carrying Value December 31, 2016 $
Medical equipment	5,440	1,048	790	3,602	3,820

4.	Related Party Transactions

(a)	As at September 30, 2017, the Company owed $1,558 (December 31, 2016 – $1,558) and $6,315 (Cdn$7,900) (December 31, 2016 - $nil) to the Chief Executive Officer of the Company which is non-interest bearing, unsecured, and due on demand.

(b)	As at September 30, 2017, the Company owed $1,558 (December 31, 2016 – $1,558) and $83,259 (Cdn$104,149) (December 31, 2016 – $68,708 (Cdn$92,249)) to the Chief Financial Officer of the Company which are non-interest bearing, unsecured, and due on demand.

(c)	As at September 30, 2017, the Company owed $1,558 (December 31, 2016 – $1,558) to a director of the Company which is non-interest bearing, unsecured, and due on demand.

(d)	As at September 30, 2017, the Company owed $14,390 (Cdn$18,000) (December 31, 2016 – $6,704 (Cdn$9,000)) to a director of the Company which is non-interest bearing, unsecured, and due on demand.

(e)	As at September 30, 2017, the Company owed $5,800 (December 31, 2016 – $5,800) and $879 (Cdn$1,100) (2016 - $nil) to the spouse of a director of the Company which is non-interest bearing, unsecured, and due on demand.

(f)	As at September 30, 2017, the Company owed $3,198 (Cdn$4,000) (December 31, 2016 - $2,980 (Cdn$4,000)) to the spouse of a director of the Company which is non-interest bearing, unsecured, and due on demand.

(g)	During the nine months ended September 30, 2017, the Company incurred $7,190 (2016 - $2,295) in rent to a director of the Company.

5.	Common Stock

On July 24, 2017, the Company received proceeds of $100,000 for 1,000,000 common shares at a price of $0.10 per common share to be issued.

6.	Subsequent Event

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

Corporate Overview

We were incorporated in the State of Florida on July 3, 2014 and incorporated to acquire our wholly owned subsidiary DNA Centers of Canada, Ltd., a Canadian corporation formed on April 6, 2009, to distribute DNA diagnostic testing kits to consumers and medical practitioners in Canada.

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

In September of 2015, we offered event promotions to medical offices, clinics, and fitness centers in Canada to demonstrate our products.

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

Going Concern

As reflected in the accompanying interim consolidated financial statements, we have an accumulated deficit of $354,983 and working capital deficit of $56,756 as of September 30, 2017. We currently have limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. This raises substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The interim consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

Results of Operations

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

For the three months ended September 30, 2017, we had revenues of $11,591 compared to $11,503 for the three months ended September 30, 2016.

Operating expenses increased to $31,116 for the three months ended September 30, 2017 compared to $13,946 for the three months ended September 30, 2016 mainly due to the increase in professional fees.

We had a net loss of $28,741 for the three months ended September 30, 2017, which was more than the net loss of $4,589 for the three months ended September 30, 2016. The increase in net loss mainly resulted from the decrease in gross profit and increase in professional fees.

The following table summarizes key items of comparison and their related increase (decrease) for the three-month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Revenues	$11,591	$11,503
Direct costs	9,216	2,146
Operating Expenses	31,116	13,946
Net income (loss)	$(28,741)	$(4,589)

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

For the nine months ended September 30, 2017, our company had revenues of $44,067 compared to $20,854 for the nine months ended September 30, 2016. The increase in revenues was due to an increase in online advertising which led to an increase in sales.

Operating expenses decreased to $59,909 for the nine months ended September 30, 2017 compared to $111,587 for the nine months ended September 30, 2016, mainly due to the decrease in consulting fees.

We had a net loss of $31,701 for the nine months ended September 30, 2017, which was less than the net loss of $99,171 for the nine months ended September 30, 2016. Our decreased net loss mainly resulted from higher gross profit and a decrease in consulting fees.

The following table summarizes key items of comparison and their related increase (decrease) for the nine month periods ended September 30, 2017 and 2016:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Revenues	$44,067	$20,854
Direct costs	15,859	8,438
Operating expenses	59,909	111,587
Net income (loss)	$(31,701)	$(99,171)

Liquidity and Capital Resources

Our balance sheet as of September 30, 2017 reflects current assets of $83,254. We had cash in the amount of $81,940 which is insufficient to carry out our stated plan of operation for the next twelve months.

As of September 30, 2017, our company had accumulated losses of $354,983 since inception and had a working capital deficit of $56,756. These factors raise substantial doubt regarding our company’s ability to continue as a going concern. The continuation of our company as a going concern is dependent upon financial support from its stockholders, the ability of our company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. The full and timely development and implementation of our business plan and growth strategy will require significant additional resources, and our company may not be able to obtain the funding necessary to implement its growth strategy on acceptable terms or at all.

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

Working Capital

	At September 30, 2017	At December 31, 2016
Current assets	$83,254	$6,188
Current liabilities	140,010	119,541
Working capital (deficit)	$(56,756)	$(113,353)

We anticipate generating losses and, therefore, may be unable to continue operations further in the future.

Cash Flows

	Nine Months Ended
	September 30,
	2017	2016
Net cash used in operating activities	$(32,424)	$(51,189)
Net cash provided by investing activities	Nil	Nil
Net cash provided by financing activities	115,746	55,404
Effect of foreign exchange rate changes on cash	(5,160)	(1,388)
Net increase in cash during period	$78,162	$2,827

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2017 was $32,424, a decrease from the $51,189 net cash used during the nine months ended September 30, 2016.

Investing Activities

Our company had no investing activities during the nine months ended September 30, 2017 and 2016.

Financing Activities

Cash provided by financing activities during the nine months ended September 30, 2017 was $115,746 as compared to $55,404 during the nine months ended September 30, 2016.

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

The matters involving internal control over financial reporting that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives of having segregation of the initiation of transactions, the recording of transactions and the custody of assets; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our president (our principal executive officer, principal financial officer and principal accounting officer) in connection with the review of our consolidated financial statements as of September 30, 2017.

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

