Form 10-K
period 2017-12-31
DNA Testing Centers Corp
filed 2019-07-09
CIK 1620070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)	Emerging growth company [X]

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2017 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 21,496,404 common shares as of June 4, 2019.

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

On July 3, 2014, we issued an aggregate of 19,999,998 common shares to acquire 100% of the outstanding securities of DNA Centers of Canada, Ltd. 6,666,666 common shares were issued to each of the following selling shareholders of DNA Centers of Canada, Ltd:

●	7612176 Canada Inc., a Canadian corporation, controlled by Dr. Barjinder Sohal, our chief executive officer, president and director;
●	7322640 Canada Inc. a Canadian corporation controlled by Dr. Nitan Arora, our vice president and director; and
●	7322747 Canada Inc. a Canadian corporation controlled by Navjot Nanda our secretary, treasurer and director,

At the time of the acquisition, 7612176 Canada Inc., 7322640 Canada Inc. and 7322747 Canada Inc. each held 33.33% of DNA Centers of Canada, Ltd. representing 100% of its outstanding securities.

DNA Testing Centers of Canada, Ltd., our wholly owned subsidiary, commenced sales of its products in April 2010. To date, product sales were generated from our website and sold by phone order. Sales generated from our website are placed by phone order. We presently offer our paternity testing kits for purchase on our website. We offer our remaining test kits for purchase on our website using an online shopping cart.

During the years ended December 31, 2017, and 2016, our revenues were $49,816 and $31,866, respectively, from the sale of our DNA test kits. During the years ended December 31, 2017, and 2016, we sold 198 and 227 total DNA test kits, respectively. We received $87,690 from the sale of 584,598 shares of our common stock during September and October 2014. In May 2015, we received approximately $53,177 from the sale of 363,233 shares of our common stock. We did not issue any securities during fiscal 2016.

Our average monthly operating expenses during the 12-month period beginning January 1, 2017 have been approximately $6,130, and we anticipate that we will continue to incur expenses at a similar rate for the balance of fiscal 2018. As of February 28, 2019, we had cash on hand of approximately $● which will be insufficient to pay our operating expenses for 6 months. We plan to spend $97,000 to implement our plan of operations as described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation” on page 23 of this Report. We do not presently have sufficient funds available to complete our plan of operations and there is no assurance we will have sufficient funds available to implement our plan of operations which could cause you to lose your investment.

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

Marketing Strategy

Our first product sale was in April 2010. All sales to date have been generated by our website or related parties. Sales generated from our website are placed by phone order. We presently offer our paternity testing kits for purchase on our website. We offer an online shopping cart featuring all of our products.

Our core marketing strategy is to brand our “DNA For Family” slogan for those seeking information that can be determined by DNA testing such as kinships and ancestry and our “DNA For Health” slogan for those seeking to improve their health by DNA testing to determine disease predisposition, nutrition and fitness testing.

We implemented our marketing plan in April 2015.

●	In April 2015:

○	we began to create email materials for our marketing campaign for physicians, medical practitioners and fitness centers in Canada;
○	we began social media campaigns on Twitter, Facebook, and other websites to market our products;

●	In July 2017:

○	we continue to use Google AdWords and search engine optimization campaigns targeting consumers in Canada;
○	we started advertising our products in medical journals;
○	we are planning to implement a new search engine optimization (SEO) plan

●	In July 2017, we continue to offer incentives for medical practitioners, medical facilities and fitness centers that purchase our products on a repeat basis; and
●	We are actively looking for opportunities to offer event promotions to medical offices, clinics and fitness centers in Canada to demonstrate our products.

We also seek to attract medical practitioners and their customers through the existing relationships of our chief executive officer, president and director, Dr. Barjinder Sohal, a licensed physician, and Dr. Nitan Arora, our vice president and director, a chiropractic physician.

We believe that a marketing mix of social media, email advertising, print advertising in medical journals and health/ fitness publications, internet advertising, and medical office and fitness center event promotions providing information and sample test kits is an optimal strategy to increase sales.

Government Regulation

The components of our kits are regulated according to Canadian regulation standards. The laboratories that process our tests are in Canada and the US. Some results are processed in Canada and the US based on the type of test being performed. The labs meet the highest industry standards. They are compliant with ISO 17025, CAP and CLIA lab standards.

Employees

As of the date of this Annual Report, we have 5 employees, as follows:

●	3 are our officers and/or directors, of which 2 are doctors
●	1 clerical employee who distributes tests, and handles calls, and emails
●	1 administrative employee who handles office management and oversees development of content for our website

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

To compete, we plan to:

●	develop a user friendly appealing website to sell our DNA testing kits directly to consumers and medical practitioners in Canada;
●	develop our slogans “DNA For Family” and “DNA For Health”;
●	attract medical practitioners and their customers through the existing relationships of our chief executive officer, president and director, Dr. Barjinder Sohal, a licensed physician, and Dr. Nitan Arora, our vice president and director, a chiropractic physician; and
●	implement our marketing plan that includes incentives for medical practitioners, medical facilities and fitness centers that purchase our products on a repeat basis.

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

We incurred net losses of $52,551 and $161,287 for the years ended December 31, 2017 and 2016, respectively. As a result, our independent registered public accounting firm has included an explanatory paragraph in its audit opinion that we may be unable to continue as a going concern. Our limited operating history and financial resources raise substantial doubt about our ability to continue as a going concern and our financial statements contain a going concern qualification. Our consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

We are an early stage company with little or no historical performance for you to base an investment decision upon, and we may never become profitable.

We are a recently formed company. For the years ended December 31, 2017 and 2016, we had revenues of $49,816 and $31,886, respectively. For the years ended December 31, 2017 and 2016, we have a net loss of $52,551 and $161,287, respectively. Accordingly, we have limited historical performance upon which you may evaluate our prospects for achieving our business objectives and becoming profitable in light of the risks, difficulties and uncertainties frequently encountered by early stage companies such as us. Accordingly, before investing in our common stock, you should consider the challenges, expenses and difficulties that we will face as an early stage company, and whether we will ever become profitable.

We are dependent on the sale of our securities to fund our operations.

We received proceeds from the sale of shares of our common stock which funds our current operations. As at the date of this Annual Report, we have cash on hand of approximately $● which is not sufficient to fund our operations for the next six months. We are dependent on the sale of our securities to fund our operations, and will remain so until we generate sufficient revenues to pay for our operating costs. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

If we are unable to generate sufficient revenues for our operating expenses we will need financing, which we may be unable to obtain; should we fail to obtain sufficient financing, our revenues will be negatively impacted.

For the years ended December 31, 2017 and 2016, we had revenues of $49,816 and $31,886 respectively from the sale of our DNA testing kits. For the years ended December 31, 2017, and 2016, we incurred a net loss of $52,551 and $161,287, respectively. Because we have limited revenues and lack historical financial data, including revenue data, our future revenues are unpredictable. We estimate that will require approximately $8,083 per month or $97,000 over the next 12 months to meet our current and anticipated operational costs, which consist of rent, advertising, salaries and other general, administrative expenses to comply with our public reporting obligations. As at February 28, 2019, we had cash on hand of approximately $● which is insufficient to pay our operating expenses for less than one month. We plan to spend $97,000 to implement our plan of operations as described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation” on page 23 of this Report. There is no assurance we will have sufficient funds available to implement our plan of operations which could cause you to lose your investment.

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

Our business is affected by general economic conditions since our products are discretionary and we depend, to a significant extent, upon a number of factors relating to discretionary consumer spending. These factors include economic conditions and perceptions of such conditions by consumers, employment rates, the level of consumers’ disposable income, business conditions, interest rates, consumer debt levels and availability of credit. Consumer spending on our DNA testing products may be adversely affected by changes in general economic conditions.

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

Dr. Barjinder Sohal, our chief executive officer, president and director, Dr. Nitan Arora, our CFO, vice president and director and Navjot Nanda, our secretary and treasurer, each own 33.3% of Healthmedica, which is a walk-in health clinic located in Oakville, Canada. Dr. Sohal owns 100% of and is and a physician at Barjinder Singh Sohal Medicine Professional Corp., located in Toronto, Canada, where he is a physician. Additionally, Dr. Arora and Navjot Nanda each hold 50% of Canadian Decompression and Pain Centers (“CDPC”), a Canadian company that provides chiropractic services. Dr. Arora also serves as a clinic operator at Viva Medical Clinic, which is a walk-in medical clinic located in Winnipeg, Canada.

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

Dr. Barjinder Sohal, our chief executive officer and director dedicates approximately 140 hours, Dr. Nitan Arora, our CFO, vice president and director dedicate approximately 140 hours and Navjot Nanda spends approximately 140 hours each month to our business. The limited amount of time our management devotes to our business activities in the future may be inadequate to implement our plan of operations and develop a profitable business.

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

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although we could lose that status sooner if our revenues exceed $1,000,000,000, if we issue more than $1,000,000,000 in non-convertible debt in a three year period, or if the market value of our common stock held by non-affiliates exceeds $100,000,000 as of any April 30 before that time, in which case we would no longer be an emerging growth company as of the following April 30. We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Our common stock is currently not quoted on any market. No market may ever develop for our common stock, or if developed, may not be sustained in the future. The holders of our shares of common stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there might be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having the shares available for trading on the OTC Bulletin Board, investors should consider any secondary market for our common shares to be a limited one. We intend to seek coverage and publication of information regarding the company in an accepted publication, which permits a “manual exemption.” This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. We may not be able to secure a listing containing all of this information. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont and Wisconsin.

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

Our Articles of Incorporation authorize us to issue 490,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock. As of the date of this Annual Report, we had 21,496,404 shares of common stock and no preferred shares outstanding. Accordingly, we may issue up to an additional 468,503,596 shares of common stock and 10,000,000 shares of blank check preferred stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our common stock. Our board of directors may designate the rights, terms and preferences of our authorized but unissued preferred shares at its discretion including conversion and voting preferences without notice to our shareholders.

There is no assurance of a public market or that our common stock will ever trade on a recognized stock exchange. Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our common stock. Our shares have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to support an application for the quotation of our common stock on the OTC Markets quotation system, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plans

We do not currently have a stock option or other equity incentive plan. We may adopt one or more such programs in the future. As of December 31, 2017, we do not have any outstanding stock options.

Convertible Securities

As of December 31, 2017, we do not have any convertible securities outstanding.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended December 31, 2017.

Item 6. Selected Financial Data

As a smaller reporting company we are not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2017 and 2016.

Our operating results for the years ended December 31, 2017 and 2016 are summarized as follows:

	Year Ended
	December 31,
	2017 $	2016 $
Revenues	49,816	31,866
Operating expenses	73,569	176,544
Net loss	(52,551)	(161,287)

Revenues for the year ended December 31, 2017 were $49,816 as compared to $31,886 for the comparative period in 2016. The $17,930 increase in our revenues is due to increased sales of our test kits.

Expenses

Our operating expenses for the years ended December 31, 2017 and 2016 are outlined in the table below:

	Year Ended
	December 31,
	2017 $	2016 $
Advertising and promotion	5,131	6,174
Depreciation	599	351
Consulting fees	3,039	94,544
Foreign exchange gain	(1,391)	-
Office and miscellaneous	13,277	14,169
Professional fees	28,201	52,244
Rent	9,809	9,062
Salaries	14,904	-

Total Expenses	73,569	$176,644

Our net loss for the year ended December 31, 2017 was $73,569 compared to a net loss of $176,644 during the year ended December 31, 2016.

During the year ended December 31, 2017, we incurred operating expenses of $73,569 compared to operating expenses of $176,644 during the year ended December 31, 2016. The decrease in operating expenses were primarily related to decreased professional and consulting fees.

Liquidity and Capital Resources

Working Capital

	At	At
	December 31, 2017	December 31, 2016
	$	$

Current Assets	83,100	6,188
Current Liabilities	161,482	119,541
Working Capital (Deficit)	(78,382)	(113,353)

Our current assets as of December 31, 2017 were $83,100 as compared to current assets of $6,188 as of December 31, 2016. The increase was due to increases in cash. As of December 31, 2017, we had a working capital deficit of $78,382 compared to $113,353 as of December 31, 2016.

Cash Flows

	Year Ended December 31,
	2017	2016

Net Cash Provided by (Used in) Operating Activities	(34,281)	(80,935)
Net Cash Provided by (Used in) Investing Activities	Nil	Nil
Net Cash Provided by Financing Activities	118,933	83,086
Effect of Foreign Exchange Rate Changes on Cash	(5,330)	1,420
Increase in Cash During the Year	79,322	3,571

Operating Activities

Cash used in operating activities was $34,281 for the fiscal year ended December 31, 2017 compared to cash used in operating activities of $80,935 for the fiscal year ended December 31, 2016. The increase in cash used in operating activities was primarily due to increased consulting fees, professional fees, rent, and other expenses.

Investing Activities

We used cash of $Nil in investing activities during the years ended December 31, 2017 and December 31, 2016.

Financing Activities

Cash provided from financing activities was $118,933 for the fiscal year ended December 31, 2017 compared to cash provided from activities of $83,086 for the fiscal year ended December 31, 2016. During the year ended December 31, 2017, the Company received proceeds of $100,000 for share subscriptions received and $18,933 from related parties. During the year ended December 31, 2016, the Company received proceeds of $83,086 from related parties.

Our cash balance at December 31, 2017 was $83,100 with $161,482 in outstanding liabilities. The outstanding liabilities consist of $32,843 in accounts payable and accrued liabilities and $128,639 in amounts due to related parties. Our current cash balance is not be sufficient to fund our operating activities over the next 12 months.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of our company as a going concern. However, we have an accumulated deficit of $375,833 and working capital deficit of $78,382 as of December 31, 2017, and realized negative cash flows from operations totaling $34,281 for the year ended December 31, 2017.We currently have limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about our ability to continue as a going concern.

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

Cash Requirements

Over the next 12 months (beginning January 1, 2017) we intend to carry on business as a medical diagnostic testing products company. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months

Amount
Expense	($)

Consulting fees for research and development	10,000
Fixed asset purchases	5,000
Professional fees	20,000
Rent	12,000
Sales, travel, and marketing	20,000
Other general administrative expenses	30,000
Total	97,000

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

Critical Accounting Policies

The consolidated financial statements and the related notes of our company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars.

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

Years Ended December 31, 2017 and 2016

(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DNA Testing Centers, Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DNA Testing Centers, Corp. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended and related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2017 and 2016, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit, and has incurred significant operating losses and negative cash flows from operations since inception. As at December 31, 2017, the Company has a working capital deficit of $78,382 and an accumulated deficit of $375,833. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP
Saturna Group Chartered Professional Accountants LLP

We have served as the Company’s auditor since 2016

Vancouver, Canada

July 4, 2019

DNA TESTING CENTERS, CORP.

Consolidated statements of financial position

(Expressed in U.S. dollars)

	December 31, 2017 $	December 31, 2016 $

Assets

Current assets

Cash	83,100	3,778
Accounts receivable	–	2,410

Total current assets	83,100	6,188

Property and equipment (Note 3)	3,476	3,820

Total assets	86,576	10,008

Liabilities

Current liabilities

Accounts payable and accrued liabilities	32,843	30,675
Due to related parties (Note 4)	128,639	88,866

Total liabilities	161,482	119,541

Nature of operations and continuance of business (Note 1)

Stockholders’ deficit

Preferred stock, $0.0001 par value, 10,000,000 shares authorized, nil shares issued and outstanding	–	–
Common stock, $0.0001 par value, 490,000,000 shares authorized, 21,496,404 issued and outstanding	2,149	2,149
Share subscriptions received (Note 5)	100,000	–
Additional paid-in capital	221,318	221,318
Accumulated other comprehensive loss	(22,540)	(9,718)
Deficit	(375,833)	(323,282)

Total stockholders’ deficit	(74,906)	(109,533)

Total liabilities and stockholders’ deficit	86,576	10,008

(The accompanying notes are an integral part of these consolidated financial statements)

DNA TESTING CENTERS, CORP.

Consolidated statements of operations and comprehensive loss

(Expressed in U.S. dollars)

	Year ended December 31, 2017 $	Year ended December 31, 2016 $

Revenue	49,816	31,886
Direct costs	28,798	16,629

Gross profit	21,018	15,257

Expenses

Advertising and promotion	5,131	6,174
Depreciation	599	351
Consulting fees (Note 5)	3,039	94,544
Foreign exchange gain	(1,391)	–
Office and miscellaneous	13,277	14,169
Professional fees	28,201	52,244
Rent (Note 4)	9,809	9,062
Salaries	14,904	–

Total expenses	73,569	176,544

Net loss for the year	(52,551)	(161,287)

Other comprehensive income (loss)

Foreign currency translation gain (loss)	(12,822)	696

Comprehensive loss for the year	(65,373)	(160,591)

Loss per share, basic and diluted	(0.01)	(0.01)

Weighted average shares outstanding	21,496,404	21,336,705

(The accompanying notes are an integral part of these consolidated financial statements)

DNA TESTING CENTERS, CORP.

Consolidated statements of stockholders’ deficit

(Expressed in U.S. dollars)

					Accumulated
	Common stock		Share subscriptions	Additional paid-in	other comprehensive		Total stockholders’
	Number of shares	Amount $	received $	capital $	loss $	Deficit $	deficit $

Balance, December 31, 2015	21,146,404	2,114	–	168,853	(10,414)	(161,995)	(1,442)

Common stock issued for services	350,000	35	–	52,465	–	–	52,500

Foreign currency translation adjustment	–	–	–	–	696	–	696

Net loss for the year	–	–	–	–	–	(161,287)	(161,287)

Balance, December 31, 2016	21,496,404	2,149	–	221,318	(9,718)	(323,282)	(109,533)

Share subscriptions received	–	–	100,000	–	–	–	100,000

Foreign currency translation adjustment	–	–	–	–	(12,822)	–	(12,822)

Net loss for the year	–	–	–	–	–	(52,551)	(52,551)

Balance, December 31, 2017	21,496,404	2,149	100,000	221,318	(22,540)	(375,833)	(74,906)

(The accompanying notes are an integral part of these consolidated financial statements)

DNA TESTING CENTERS, CORP.

Consolidated statements of cash flows

(Expressed in U.S. dollars)

	Year ended December 31, 2017 $	Year ended December 31, 2016 $

Operating activities

Net loss	(52,551)	(161,287)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	599	351
Stock-based compensation	–	52,500

Changes in operating assets and liabilities:
Accounts receivable	2,410	(2,256)
Accounts payable and accrued liabilities	2,168	29,757
Due to related parties	13,093	–

Net cash used in operating activities	(34,281)	(80,935)

Financing activities

Proceeds from related parties	18,933	83,086
Proceeds from share subscriptions received	100,000	–

Net cash provided by financing activities	118,933	83,086

Effect of foreign exchange rate changes on cash	(5,330)	1,420

Change in cash	79,322	3,571

Cash, beginning of year	3,778	207

Cash, end of year	83,100	3,778

Supplemental disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

DNA TESTING CENTERS, CORP.

Notes to the consolidated financial statements

Years ended December 31, 2017 and 2016

(Expressed in U.S. dollars)

1.	NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

DNA Testing Centers, Corp. (the “Company”) was incorporated in Florida on July 3, 2014. On July 3, 2014, the Company acquired DNA Testing Centers of Canada Ltd. (“DNA Canada”). DNA Canada performs testing related to analyzing and monitoring an individual’s genetic makeup.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2017, the Company has an accumulated deficit of $375,833, a working capital deficit of $78,382, and realized negative cash flows from operations totaling $34,281 for the year ended December 31, 2017. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DNA Canada. All inter-company accounts and transactions have been eliminated on consolidation.

(b)	Use of Estimates

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

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

DNA TESTING CENTERS, CORP.

Notes to the consolidated financial statements

Years ended December 31, 2017 and 2016

(Expressed in U.S. dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(d)	Accounts Receivable

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

(e)	Property and Equipment

Property and equipment is recorded at cost. Depreciation is provided annually at rates and methods over their estimated useful lives. Management reviews the estimates of useful lives of the assets every year and adjusts them on prospective basis, if needed.

Medical equipment	10 years straight-line

(f)	Long-Lived Assets

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

(g)	Income Taxes

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

(h)	Reclassifications

Certain of the prior year figures were reclassified to conform to the current year’s presentation.

DNA TESTING CENTERS, CORP.

Notes to the consolidated financial statements

Years ended December 31, 2017 and 2016

(Expressed in U.S. dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(i)	Revenue Recognition

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

(j)	Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. The functional currency of DNA Canada is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.

The assets and liabilities of DNA Canada are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Revenue and expenses are translated using the average exchange rates during the period. Related exchange gains and losses are included in a separate component of stockholders’ equity as accumulated other comprehensive income (loss).

(k)	Stock-based Compensation

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

(l)	Financial Instruments

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

DNA TESTING CENTERS, CORP.

Notes to the consolidated financial statements

Years ended December 31, 2017 and 2016

(Expressed in U.S. dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(l)	Financial Instruments (continued)

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

(m)	Loss Per Share

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

(n)	Comprehensive Loss

Comprehensive loss consists of net loss and other related gains and losses affecting stockholders’ equity that are excluded from net income or loss. As at December 31, 2017 and 2016, comprehensive loss includes cumulative translation adjustments for changes in foreign currency exchange rates during the period.

(o)	Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. This new standard will replace most of the existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. The new standard, as amended, becomes effective in the first quarter of fiscal year 2018, but allows the adoption of the standard one year earlier. The adoption of ASU 2014-09 will not have a material impact on the Company’s consolidated financial statements.

DNA TESTING CENTERS, CORP.

Notes to the consolidated financial statements

Years ended December 31, 2017 and 2016

(Expressed in U.S. dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(o)	Recent Accounting Pronouncements (continued)

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	PROPERTY AND EQUIPMENT

	Cost $	Accumulated depreciation $	Foreign currency translation loss $	2017 Net carrying value $	2016 Net carrying value $

Medical equipment	5,440	1,490	474	3,476	3,820

4.	RELATED PARTY TRANSACTIONS

(a)	As at December 31, 2017, the Company owed $1,558 (2016 – $1,558) and $7,909 (Cdn$9,900) (2016 - $nil) to the Chief Executive Officer of the Company which is non-interest bearing, unsecured, and due on demand.

(b)	As at December 31, 2017, the Company owed $1,558 (2016 – $1,558) and $84,802 (Cdn$106,149) (2016 – $68,708 (Cdn$92,249)) to the Chief Financial Officer of the Company which are non-interest bearing, unsecured, and due on demand.

(c)	As at December 31, 2017, the Company owed $1,558 (2016 – $1,558) to a director of the Company which is non-interest bearing, unsecured, and due on demand.

(d)	As at December 31, 2017, the Company owed $18,375 (Cdn$23,000) (2016 – $6,704 (Cdn$9,000)) to a director of the Company which is non-interest bearing, unsecured, and due on demand.

(e)	As at December 31, 2017, the Company owed $8,800 (2016 - $5,800) and $879 (Cdn$1,100) (2016 - $nil) to the spouse of a director of the Company which is non-interest bearing, unsecured, and due on demand.

(f)	As at December 31, 2017, the Company owed $3,200 (Cdn$4,000) (2016 - $2,980 (Cdn$4,000)) to the spouse of a director of the Company which is non-interest bearing, unsecured, and due on demand.

(g)	During the year ended December 31, 2017, the Company incurred $9,809 (2016 - $9,062) of rent to a director of the Company.

5.	COMMON STOCK

(a)	During the year ended December 31, 2017, the Company received share subscription proceeds of $100,000 for 1,000,000 shares of common stock to be issued at a price of $0.10 per share.

(b)	On June 15, 2016, the Company issued 350,000 shares of common stock with a fair value of $52,500 for consulting services rendered.

DNA TESTING CENTERS, CORP.

Notes to the consolidated financial statements

Years ended December 31, 2017 and 2016

(Expressed in U.S. dollars)

6.	INCOME TAXES

The Company has net operating losses carried forward of $116,390 available to offset taxable income in future years which commence expiring in the year 2035. As of December 31, 2017, the Company had net operating loss carryforwards for foreign income tax purposes of $259,443 which expire beginning in the year 2034.

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2017 $	2016 $

Net loss before income taxes	(52,551)	(161,287)
Statutory income tax rate	35%	35%

Expected income tax recovery	(18,392)	(56,450)
Tax rate difference for foreign jurisdiction	2,974	5,334
Change in enacted tax rate	16,294	–
Change in valuation allowance	(876)	51,116

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at December 31, 2017 and 2016 are as follows:

	2017 $	2016 $

Net operating losses carried forward	93,194	94,070
Valuation allowance	(93,194)	(94,070)

Net deferred income tax asset	–	–

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction is effective on January 1, 2018. As a result of the rate reduction, the Company has reduced the deferred tax asset balance as of December 31, 2017 by $16,294. Due to the Company’s full valuation allowance position, there was no net impact on the Company’s income tax provision at December 31, 2017 as the reduction in the deferred tax asset balance was fully offset by a corresponding decrease in the valuation allowance.

In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities at December 31, 2017. There was no net impact on the Company’s consolidated financial statements for the year ended December 31, 2017 as the corresponding adjustment was made to the valuation allowance. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act.

7.	SUBSEQUENT EVENT

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2017 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Position Held with our Company	Age	Date First Elected or Appointed

Dr. Barjinder Sohal	Chief Executive Officer, President, Director	43	July 3, 2014

Dr. Nitan Arora	CFO, Vice President, Director	44	July 3, 2014

Navjot Nanda	Treasurer and Secretary, Director	40	July 3, 2014

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

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,
●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),
●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,
●	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

●	Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.
●	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.
●	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

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
(c)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2017 and 2016; and
(d)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2017 and 2016.

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dr. Barjinder Sohal,	2017	0	0	0	0	0	0	0	0
Chief Executive Officer, President, Director	2016	0	0	0	0	0	0	0	0

Dr. Nitan Arora,	2017	0	0	0	0	0	0	0	0
Vice President, Director	2016	0	0	0	0	0	0	0	0

Navjot Nanda,	2017	0	0	0	0	0	0	0	0
Treasurer, Secretary, Director	2016	0	0	0	0	0	0	0	0

Employment Agreements with Management

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

Indemnification

Under our Bylaws, we may indemnify our officers or directors who are made a party to any proceeding, including a lawsuit, because of their position, if they acted in good faith and in a manner, they reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that our officers or directors are successful on the merits in a proceeding as to which they are to be indemnified, we must indemnify them against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officers or directors are judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2017, the total number of shares owned beneficially by each of our directors, named executive officers, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

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

As at December 31, 2017, we owed $1,558 (2016 – $1,558) and $7,909 (Cdn$9,900) (2016 - $nil) to Dr. Barjinder Sohal, our Chief Executive Officer, president, and director, which amount is non-interest bearing, unsecured, and due on demand.

As at December 31, 2017, we owed $1,558 (2016 – $1,558) and $84,802 (Cdn$106,149) (2016 – $68,708 (Cdn$92,249)) to Dr. Nitan Arora, our Chief Financial Officer, which amounts are non-interest bearing, unsecured, and due on demand.

As at December 31, 2017, we owed $18,375 (Cdn$23,000) (2016 – $6,704 (Cdn$9,000)) to a director of the Company   which is non-interest bearing, unsecured, and due on demand.

As at December 31, 2017, we owed $8,800 (2016 - $5,800) and $879 (Cdn$1,100) (2016 - $nil) to the spouse of a director of the Company   which is non-interest bearing, unsecured, and due on demand.

As at December 31, 2017, we owed $3,200 (Cdn$4,000) (2016 - $2,980 (Cdn$4,000)) to the spouse of a director of the Company which is non-interest bearing, unsecured, and due on demand.

During the year ended December 31, 2017, we incurred $9,809 (2016 - $9,062) of rent to a director of the Company.

Promoters and Certain Control Persons

Other than the directors and officers of our company, we have no promoters.

Corporate Governance

We currently act with three directors, consisting of Dr. Barjinder Sohal, Dr. Nitan Arora, and Navjot Nanda.

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

	Year Ended
	December 31, 2017	December 31, 2016
	$	$
Audit Fees	CAD10,000	23,937
Audit Related Fees	CAD7,000	2,381
Tax Fees	Nil	Nil
All Other Fees	Nil	530
Total	CAD17,000	26,848

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1)	Consolidated financial statements for our company are listed in the index under Item 8 of this document

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

DNA TESTING CENTERS, CORP.
(Registrant)

Dated: July 9, 2019	/s/ Barjinder Sohal
Dr. Barjinder Sohal
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: July 9, 2019	/s/ Nitan Arora
Nitan Arora
Chief Financial Officer, Vice President and Director (Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 9, 2019	/s/ Barjinder Sohal
Dr. Barjinder Sohal
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: July 9, 2019	/s/ Navjot Nanda
Navjot Nanda
Treasurer, Secretary and Director

Dated: July 9, 2019	/s/ Nitan Arora
Nitan Arora
Chief Financial Officer, Vice President and Director
(Principal Financial Officer, Principal Accounting Officer)

