Form 10-K
period 2018-12-31
DNA Testing Centers Corp
filed 2020-03-05
CIK 1620070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 21,496,404 common shares as of February 11, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Item 1. Business

FORWARD LOOKING STATEMENTS

This annual report (“
Report
”) contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

We were incorporated in the State of Florida on July 3, 2014 for the purposes of acquiring our wholly owned subsidiary DNA Centers of Canada, Ltd., a Canadian corporation formed on April 6, 2009, and engaged in the distribution of DNA diagnostic testing products to medical practitioners and directly to consumers located in Canada.

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

During the year ending December 31, 2018, and 2017, our revenues were $41,973 and $49,816, respectively, from the sale of our DNA test kits. During the year ending December 31, 2018, and 2017, we sold 185 and 198 total DNA test kits, respectively.

We received $87,690 from the sale of 584,598 shares of our common stock during September and October 2014. In May 2015, we received approximately $53,177 from the sale of 363,233 shares of our common stock. We did not issue any securities during fiscal 2016, 2017, or 2018.

Our average monthly operating expenses during the 12-month period beginning January 1, 2018 have been approximately $6,583, and we anticipate that we will continue to incur expenses at a similar rate for the balance of fiscal 2018. As of October 22, 2019 we had cash on hand of approximately $1,600 which will be insufficient to pay our operating expenses for 6 months. We plan to spend $97,000 to implement our plan of operations as described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation” on page 23 of this Report. We do not presently have sufficient funds available to complete our plan of operations and there is no assurance we will have sufficient funds available to implement our plan of operations which could cause you to lose your investment.

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

STR Markers

A short tandem repeat (“
STR
”) is a portion of DNA in which small sequences are repeated a variable number of times. Typically, there are 10 to 25 possible variations of a given human STR marker, with each person having just one or two variations. By looking at a moderate number of STRs, a DNA profile is determined that is virtually unique for each individual. STRs are the most common genetic markers used in the industry to determine identity in forensic, paternity and security applications.

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

The Testing Process

Our DNA test kits include swabs to collect a saliva sample, detailed instructions and pre-labeled packaging to send the sample to us. Upon receipt of the sample, it is registered in our database and sent to a third-party laboratory to be interpreted. All tests are interpreted by either US laboratories accredited by CLIA and CAP or Canadian laboratories accredited by the Standard Council of Canada and CAP. After interpretation, the laboratory delivers the test results to us by email. Upon receipt, we enter the results in our customer database and deliver the results to the consumer by email.

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

Suppliers

We purchase our DNA test components from Pro Printing and Mailing Services Inc. located at 1235 Trafalgar Road, Oakville, Ontario, L6H 3P1 and assemble the products at our facilities. We purchased finished kits previously from Pathway Genomics Lab, 4045 Sorrento Valley Boulevard, San Diego, CA 92121.

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

We implemented our marketing plan in April of 2015.

•	In April of 2015:

o	we began to create email materials for our marketing campaign for physicians, medical practitioners and fitness centers in Canada;

o	we began social media campaigns on Twitter, Facebook, and other websites to market our products;

•	In July of 2017:

o	we continue to use Google AdWords and search engine optimization campaigns targeting consumers in Canada;

o	we started advertising our products in medical journals;

o	we are planning to implement a new search engine optimization (SEO) plan

•	In July of 2017, we continue to offer incentives for medical practitioners, medical facilities and fitness centers that purchase our products on a repeat basis; and

•	We are actively looking for opportunities to offer event promotions to medical offices, clinics and fitness centers in Canada to demonstrate our products.

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

To compete, we plan to:

•	develop a user friendly appealing website to sell our DNA testing kits directly to consumers and medical practitioners in Canada;

•	develop our slogans ”DNA For Family” and ”DNA For Health”;

•	attract medical practitioners and their customers through the existing relationships of our chief executive officer, president and director, Dr. Barjinder Sohal, a licensed physician, and Dr. Nitan Arora, our vice president and director, a chiropractic physician; and

•	implement our marketing plan that includes incentives for medical practitioners, medical facilities and fitness centers that purchase our products on a repeat basis.

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

We incurred net losses of $58,765 and $52,551 for the years ended December 31, 2018 and 2017, respectively. We also have a working capital deficit of $141,793 as at December 31, 2018 (2017 - $78,382). As a result, our independent registered public accounting firm has included an explanatory paragraph in its audit opinion that there is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

We are an early stage company with little or no historical performance for you to base an investment decision upon, and we may never become profitable.

We are a recently formed company. For the years ended December 31, 2018 and 2017, we had revenues of $41,973 and $49,816, respectively. For the years ended December 31, 2018 and 2017, we have a net loss of $58,765 and $52,551, respectively. Accordingly, we have limited historical performance upon which you may evaluate our prospects for achieving our business objectives and becoming profitable in light of the risks, difficulties and uncertainties frequently encountered by early stage companies such as us. Accordingly, before investing in our common stock, you should consider the challenges, expenses and difficulties that we will face as an early stage company, and whether we will ever become profitable.

We are dependent on the sale of our securities to fund our operations.

We received proceeds from the sale of shares of our common stock which funds our current operations. As at the date of this Annual Report, we have cash on hand of approximately $1,600 which is not sufficient to fund our operations for the next six months. We are dependent on the sale of our securities to fund our operations, and will remain so until we generate sufficient revenues to pay for our operating costs. Our officers and directors have made no written commitments with respect to providing a source of liquidity in the form of cash advances, loans and/or financial guarantees.

If we are unable to generate sufficient revenues for our operating expenses we will need financing, which we may be unable to obtain; should we fail to obtain sufficient financing, our revenues will be negatively impacted.

For the years ended December 31, 2018 and 2017, we had revenues of $41,973 and $49,816 respectively from the sale of our DNA testing kits. For the years ended December 31, 2018, and 2017, we incurred a net loss of $58,765 and $52,551, respectively. Because we have limited revenues and lack historical financial data, including revenue data, our future revenues are unpredictable. We estimate that will require approximately $8,083 per month or $97,000 over the next 12 months to meet our current and anticipated operational costs, which consist of rent, advertising, salaries and other general, administrative expenses to comply with our public reporting obligations. As at October 22, 2019, we had cash on hand of approximately $1,600 which is insufficient to pay our operating expenses for less than one month. We plan to spend $97,000 to implement our plan of operations as described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation” on page 23 of this Report. There is no assurance we will have sufficient funds available to implement our plan of operations which could cause you to lose your investment.

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

Our revenues are highly concentrated in two customers, which represented 80% of our revenues during the year ended December 31, 2018; our revenues could be significantly reduced if these three customers reduce their orders from us or they cease purchasing DNA test kits from us.

In 2018, 80% of our revenues were from two different customers. The remaining 20% of revenues were from several patients. As a result, a material portion of our revenues are concentrated in a few customers. Should any of these two customers decrease or cease ordering products from us, our revenues and results of operations will be negatively affected.

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

Dr. Barjinder Sohal, our chief executive officer, president and director, Dr. Nitan Arora, our CFO, vice president and director and Navjot Nanda, our secretary and treasurer, each own 33.3% of Healthmedica, which is a walk-in health clinic located in Oakville, Canada. Dr. Sohal owns 100% of and is and a physician at Barjinder Singh Sohal Medicine Professional Corp., located in Toronto, Canada, where he is a physician. Additionally, Dr. Arora and Navjot Nanda each hold 50% of Canadian Decompression and Pain Centers (“
CDPC
”), a Canadian company that provides chiropractic services. Dr. Arora also serves as a clinic operator at Viva Medical Clinic, which is a walk-in medical clinic located in Winnipeg, Canada.

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

Our Articles of Incorporation authorize us to issue 490,000,000 shares of common stock and 10,000,000 shares of blank check preferred stock. As of the date of this Annual Report, we had 21,496,404 shares of common stock and no preferred shares outstanding. Accordingly, we may issue up to an additional 468,503,596 shares of common stock and 10,000,000 shares of blank check preferred stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis including for services or acquisitions or other corporate actions that may have the effect of diluting the value of the shares held by our stockholders, and might have an adverse effect on any trading market for our common stock. Our board of directors may designate the rights, terms, and preferences of our authorized but unissued preferred shares at its discretion including conversion and voting preferences without notice to our shareholders.

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

Item 2. Properties

Property

We rent our office space at 2378 Parkhaven Boulevard, Oakville, Ontario, L6H 0E7, Canada from Navjot Nanda. This property is a lease of a 400 square foot office that is owned by Navjot Nanda, our treasurer, secretary, and director. We currently pay $1,000 per month, and occupy the premises on a month-to-month basis. We incurred $2,315 in rental expense during the year ended December 31, 2018. The balance of the monthly rental expense for the year ended December 31, 2018 was forgiven.

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

Convertible Securities

As of December 31, 2018, we do not have any outstanding stock options.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended December 31, 2018.

Item 6. Selected Financial Data

As a smaller reporting company we are not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended December 31, 2018 and 2017.

Our operating results for the years ended December 31, 2018 and 2017 are summarized as follows:

	Year Ended
	December 31,
	2018 $	2017 $
Revenues	41,973	49,816
Direct costs	21,731	28,798
Operating expenses	79,007	73,569
Net loss	(58,765)	(52,551)

Revenues for the year ended December 31, 2018 were $41,973 as compared to $49,816 for the comparative period in 2017. The $7,843 decrease in our revenues is due to decreased sales of our test kits.

Expenses

Our operating expenses for the years ended December 31, 2018 and 2017 are outlined in the table below:

	Year Ended
	December 31,
	2018 $	2017 $
Advertising and promotion	5,087	5,131
Depreciation	480	599
Consulting fees	17,932	3,039
Foreign exchange loss (gain)	1,069	(1,391)
Office and miscellaneous	12,090	13,277
Professional fees	20,507	28,201
Rent	3,617	9,809
Salaries	18,225	14,904
Total Expenses	79,007	$73,569

Our net loss for the year ended December 31, 2018 was $58,765 compared to a net loss of $52,551 during the year ended December 31, 2017.

During the year ended December 31, 2018, we incurred operating expenses of $79,007 compared to operating expenses of $73,569 during the year ended December 31, 2017. The decrease in operating expenses were primarily related to decreased professional fees, rent and salaries, partially offset by increased consulting fees.

Liquidity and Capital Resources

Working Capital

	At	At
	December 31,	December 31,
	2018 $	2017 $

Current Assets	47,512	83,100
Current Liabilities	189,305	161,482
Working Capital (Deficit)	(141,793)	(78,382)

Cash Flows

	Year Ended December 31,
	2018	2017

Net Cash Provided by (Used in) Operating Activities	(43,584)	(34,281)
Net Cash Provided by (Used in) Investing Activities	-	-
Net Cash Provided by (Used in) Financing Activities	10,346	118,933
Effect of Foreign Exchange Rate Changes on Cash	(2,722)	(5,330)
Increase (Decrease) in Cash During the Year	(35,960)	79,322

Operating Activities

Cash used in operating activities was $43,584 for the fiscal year ended December 31, 2018 compared to cash used in operating activities of $34,281 for the fiscal year ended December 31, 2017. The increase in cash used in operating activities was primarily due to increased consulting fees, professional fees, rent, and other expenses.

Investing Activities

We used cash of $Nil in investing activities during the years ended December 31, 2018 and December 31, 2017.

Financing Activities

Cash provided from financing activities was $10,346 for the fiscal year ended December 31, 2018 compared to cash provided from activities of $118,933 for the fiscal year ended December 31, 2017. The decrease in cash from financing activities was primarily due to $100,000 in share subscriptions received in the prior year and none this year..

Management believes our current cash balance is not sufficient to fund our operating activities over the next 12 months.

Going Concern

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplate continuation of our company as a going concern. However, we had a working capital deficit of $141,793 and an accumulated deficit of $434,598 as of December 31, 2018, and realized negative cash flows from operations totaling $43,584 for the year ended December 31, 2018.We currently have limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about our ability to continue as a going concern.

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

Cash Requirements

Over the next 12 months (beginning January 1, 2018) we intend to carry on business as a medical diagnostic testing products company. We anticipate that we will incur the following operating expenses during this period:

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

Revenue Recognition

The Company derives revenue from the sale of DNA diagnostic testing kits in relation to analyzing and monitoring an individual’s genetic makeup. Under ASC 606, “
Revenue from Contracts with Customers”
, the Company recognizes revenue by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

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

Item 8. Financial Statements and Supplementary Data

DNA TESTING CENTERS, CORP. Consolidated Financial Statements Years Ended December 31, 2018 and 2017 (Expressed in U.S. dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DNA Testing Centers, Corp.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of DNA Testing Centers, Corp. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended and related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2018 and 2017, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit, and has incurred significant operating losses and negative cash flows from operations since inception. As at December 31, 2018, the Company has a working capital deficit of $141,793 and an accumulated deficit of $434,598. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP

We have served as the Company’s auditor since 2016

Vancouver, Canada

November 5, 2019

DNA TESTING CENTERS, CORP.
Consolidated balance sheets
(Expressed in U.S. dollars)

	December 31, 2018 $	December 31, 2017 $

Assets
Current assets
Cash	47,140	83,100
Accounts receivable	256	–
Prepaid expenses	116	–

Total current assets	47,512	83,100

Property and equipment (Note 3)	2,733	3,476

Total assets	50,245	86,576

Liabilities
Current liabilities
Accounts payable and accrued liabilities	39,675	32,843
Due to related parties (Note 4)	149,630	128,639

Total liabilities	189,305	161,482
Nature of operations and continuance of business (Note 1)

Stockholder’s deficit
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, nil shares issued and outstanding	–	–
Common stock, $0.0001 par value, 490,000,000 shares authorized, 21,496,404 shares issued and outstanding	2,149	2,149
Share subscriptions received (Note 5)	100,000	100,000
Additional paid-in capital	206,318	221,318
Accumulated other comprehensive loss	(12,929)	(22,540)
Deficit	(434,598)	(375,833)

Total stockholder’s deficit	(139,060)	(74,906)

Total liabilities and stockholder’s deficit	50,245	86,576

(The accompanying notes are an integral part of these consolidated financial statements)

DNA TESTING CENTERS, CORP.
Consolidated statements of operations and comprehensive loss
(Expressed in U.S. dollars)

	Year ended December 31, 2018 $	Year ended December 31, 2017 $

Revenue	41,973	49,816
Direct costs	21,731	28,798

Gross profit	20,242	21,018

Expenses
Advertising and promotion	5,087	5,131
Depreciation	480	599
Consulting fees	17,932	3,039
Foreign exchange loss (gain)	1,069	(1,391)
Office and miscellaneous	12,090	13,277
Professional fees	20,507	28,201
Rent (Note 4)	3,617	9,809
Salaries	18,225	14,904

Total expenses	79,007	73,569

Net loss for the year	(58,765)	(52,551)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	9,611	(12,822)

Comprehensive loss for the year	(49,154)	(65,373)

Loss per share, basic and diluted	–	–

Weighted average shares outstanding	21,496,404	21,496,404

(The accompanying notes are an integral part of these consolidated financial statements)

DNA TESTING CENTERS, CORP.
Consolidated statements of stockholders’ deficit
(Expressed in U.S. dollars)

	Common stock		Share subscriptions	Additional paid-in	Accumulated other comprehensive		Total stockholders’
	Number of shares	Amount $	received $	capital $	loss $	Deficit $	deficit $

Balance, December 31, 2016	21,496,404	2,149	–	221,318	(9,718)	(323,282)	(109,533)

Share subscriptions received	–	–	100,000	–	–	–	100,000

Foreign currency translation adjustment	–	–	–	–	(12,822)	–	(12,822)

Net loss for the year	–	–	–	–	–	(52,551)	(52,551)

Balance, December 31, 2017	21,496,404	2,149	100,000	221,318	(22,540)	(375,833)	(74,906)

Return of capital	–	–	–	(15,000)	–	–	(15,000)

Foreign currency translation adjustment	–	–	–	–	9,611	–	9,611

Net loss for the year	–	–	–	–	–	(58,765)	(58,765)

Balance, December 31, 2018	21,496,404	2,149	100,000	206,318	(12,929)	(434,598)	(139,060)

(The accompanying notes are an integral part of these consolidated financial statements)

DNA TESTING CENTERS, CORP.
Consolidated statements of cash flows
(Expressed in U.S. dollars)

	Year ended December 31, 2018 $	Year ended December 31, 2017 $

Operating activities
Net loss	(58,765)	(52,551)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	480	599

Changes in operating assets and liabilities:
Accounts receivable	(256)	2,410
Prepaid expenses	(116)	–
Accounts payable and accrued liabilities	6,832	2,168
Due to related parties	8,241	13,093

Net cash used in operating activities	(43,584)	(34,281)

Financing activities
Proceeds from related parties	25,346	18,933
Return of capital	(15,000)	–
Proceeds from share subscriptions received	–	100,000

Net cash provided by financing activities	10,346	118,933

Effect of foreign exchange rate changes on cash	(2,722)	(5,330)

Change in cash	(35,960)	79,322

Cash, beginning of year	83,100	3,778

Cash, end of year	47,140	83,100

Supplemental disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

DNA TESTING CENTERS, CORP.
Notes to the consolidated financial statements
Years ended December 31, 2018 and 2017
(Expressed in U.S. dollars)

1.	NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

DNA Testing Centers, Corp. (the “Company”) was incorporated in Florida on July 3, 2014. On July 3, 2014, the Company acquired DNA Testing Centers of Canada Ltd. (“DNA Canada”). DNA Canada performs testing related to analyzing and monitoring an individual’s genetic makeup.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2018, the Company has an accumulated deficit of $434,598 and a working capital deficit of $141,793, and realized negative cash flows from operations totaling $43,584 for the year ended December 31, 2018. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to allowance for doubtful accounts, the useful life and recoverability of property and equipment, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

DNA TESTING CENTERS, CORP.
Notes to the consolidated financial statements
Years ended December 31, 2018 and 2017
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

In accordance with ASC 360, “
Property, Plant, and Equipment
”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

(g)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “
Income Taxes
”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company has not recorded any amounts pertaining to uncertain tax positions.

DNA TESTING CENTERS, CORP.
Notes to the consolidated financial statements
Years ended December 31, 2018 and 2017
(Expressed in U.S. dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(h)	Revenue Recognition

The Company derives revenue from the sale of DNA diagnostic testing kits in relation to analyzing and monitoring an individual’s genetic makeup. Under ASC 606, “
Revenue from Contracts with Customers”
, the Company recognizes revenue by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

(i)	Foreign Currency Translation

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

(j)	Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “
Compensation – Stock Compensation
” and ASC 505, “
Equity Based Payments to Non-Employees
”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

(k)	Financial Instruments

ASC 820, “
Fair Value Measurements and Disclosures
”, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

DNA TESTING CENTERS, CORP.
Notes to the consolidated financial statements
Years ended December 31, 2018 and 2017
(Expressed in U.S. dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(k)	Financial Instruments (continued)

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

(l)	Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260, “
Earnings per Share
”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

(m)	Comprehensive Loss

Comprehensive loss consists of net loss and other related gains and losses affecting stockholders’ equity that are excluded from net income or loss. As at December 31, 2018 and 2017, comprehensive loss includes cumulative translation adjustments for changes in foreign currency exchange rates during the period.

DNA TESTING CENTERS, CORP.
Notes to the consolidated financial statements
Years ended December 31, 2018 and 2017
(Expressed in U.S. dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

(n)	Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, “
Revenue from Contracts with Customers”
(“Topic 606”), to update the financial reporting requirements for revenue recognition. Topic 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. Under ASC 606, the Company recognizes revenue by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. This guidance is effective for annual reporting periods beginning after December 15, 2017, and entities have the option of using either a full retrospective or a modified retrospective approach for the adoption of the new standard. The Company adopted this standard using the modified retrospective approach on January 1, 2018. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, “Leases”. This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

DNA TESTING CENTERS, CORP.
Notes to the consolidated financial statements
Years ended December 31, 2018 and 2017
(Expressed in U.S. dollars)

3.	PROPERTY AND EQUIPMENT

	Cost $	Accumulated depreciation $	Foreign currency translation loss $	Net carrying value December 31, 2018 $	Net carrying value December 31, 2017 $

Medical equipment	5,440	(1,822)	(885)	2,733	3,476

4.	RELATED PARTY TRANSACTIONS

(a)	As at December 31, 2018, the Company owed $21,652 (2017 – $9,467) to the Chief Executive Officer of the Company which is non-interest bearing, unsecured, and due on demand.

(b)	As at December 31, 2018, the Company owed $86,537 (2017 – $86,360) to the Chief Financial Officer of the Company which are non-interest bearing, unsecured, and due on demand.

(c)	As at December 31, 2018, the Company owed $1,558 (2017 – $1,558) to a director of the Company which is non-interest bearing, unsecured, and due on demand.

(d)	As at December 31, 2018, the Company owed $31,820 (2017 - $28,054) to a director of the Company which is non-interest bearing, unsecured, and due on demand.

(e)	As at December 31, 2018, the Company owed $8,063 (2017 - $3,200) to the director of the Company which is non-interest bearing, unsecured, and due on demand.

(f)	During the year ended December 31, 2018, the Company incurred $2,315 (2017 - $2,266) of rent to a director of the Company.

5.	COMMON STOCK

(a)	During the year ended December 31, 2018, the Company paid a shareholder of the Company a return of capital of $15,000.

(b)	During the year ended December 31, 2017, the Company received share subscription proceeds of $100,000 for 1,000,000 shares of common stock to be issued at a price of $0.10 per share.

DNA TESTING CENTERS, CORP.
Notes to the consolidated financial statements
Years ended December 31, 2018 and 2017
(Expressed in U.S. dollars)

6.	INCOME TAXES

The Company has net operating losses carried forward of $131,149 available to offset taxable income in future years which commence expiring in the year 2035. As of December 31, 2018, the Company had net operating losses carried forward for foreign income tax purposes of $303,450 which expire beginning in the year 2034.

The Company is subject to United States federal and state income taxes at an approximate rate of 21%. The reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2018 $	2017 $

Net loss before income taxes	(58,765)	(52,551)
Statutory income tax rate	21%	35%

Expected income tax recovery	(12,341)	(18,392)
Tax rate difference for foreign jurisdiction	(3,938)	2,974
Change in enacted tax rate	–	16,294
Change in valuation allowance	16,279	(876)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at December 31, 2018 and 2017 are as follows:

	2018 $	2017 $

Net operating losses carried forward	109,473	93,194
Valuation allowance	(109,473)	(93,194)

Net deferred income tax asset	–	–

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction is effective on January 1, 2018. As a result of the rate reduction, the Company has reduced the deferred tax asset balance as of December 31, 2017 by $16,294. Due to the Company’s full valuation allowance position, there was no net impact on the Company’s income tax provision at December 31, 2017, as the reduction in the deferred tax asset balance was fully offset by a corresponding decrease in the valuation allowance.

In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities at December 31, 2017. There was no net impact on the Company’s consolidated financial statements for the year ended December 31, 2017, as the corresponding adjustment was made to the valuation allowance. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act.

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

Under the supervision and with the participation of our chief executive officer (our principal executive officer) and our chief financial officer (our principal financial officer and principal accounting officer), management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2018, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2018 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Position Held with our Company	Age	Date First Elected or Appointed

Dr. Barjinder Sohal	Chief Executive Officer, President, Director	44	July 3, 2014

Dr. Nitan Arora	CFO, Vice President, Director	45	July 3, 2014

Navjot Nanda	Treasurer and Secretary, Director	41	July 3, 2014

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

Dr. Nitan Arora, CFO, Vice President and Director

Dr. Nitan Arora is the founder of our wholly-owned subsidiary, DNA Testing Centers of Canada, Ltd., where he participated in the research and development of our DNA testing business. In 2010, Dr. Arora co-founded Healthmedica with Dr. Sohal, where he is a director and an owner.

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
(c)	each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2018 and 2017; and
(d)
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2018 and 2017.

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dr. Barjinder Sohal, Chief Executive Officer, President, Director	2018	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0

Dr. Nitan Arora, Vice President, Director	2018	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0

Navjot Nanda, Treasurer, Secretary, Director	2018	0	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0	0

Employment Agreements with Management

On September 1, 2014, we entered into an agreement with Dr. Barjinder Sohal, our chief executive officer and president, to provide services to us. The agreement has a term of three years and requires us to pay $700 per month to Dr. Sohal for his services. On September 15, 2015, we entered into an amending agreement with Dr. Barjinder Sohal to amend his agreement with us whereby any compensation may be paid in either cash and/or common shares of the company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2018 and February 11, 2020, the total number of shares owned beneficially by each of our directors, named executive officers, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

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

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2018 or as at the date of this Annual Report. As of December 31, 2018 and February 11, 2020, there were 21,496,404 shares of our company’s common stock issued and outstanding.

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

We rent our office space at 2378 Parkhaven Boulevard, Oakville, Ontario, L6H 0E7, Canada from Navjot Nanda. This property is a lease of a 400 square foot office that is owned by Navjot Nanda, our treasurer, secretary, and director. During the year ended December 31, 2018, we incurred $2,315 (2017 - $2,266) of rent.

As at December 31, 2018, we owed $21,652 (2017 – $9,467) to Dr. Barjinder Sohal, our Chief Executive Officer, president, and director, which amount is non-interest bearing, unsecured, and due on demand.

As at December 31, 2018, we owed $86,537 (2017 – $86,360) to Dr. Nitan Arora, our Chief Financial Officer, which amounts are non-interest bearing, unsecured, and due on demand.

As at December 31, 2018, we owed $1,558 (2017 – $1,558) to a director of the Company which is non-interest bearing, unsecured, and due on demand.

As at December 31, 2018, we owed $31,820 (2017 - $28,054) to a director of the Company which is non-interest bearing, unsecured, and due on demand.

As at December 31, 2018, we owed $8,063 (2017 - $3,200) to the director of the Company which is non-interest bearing, unsecured, and due on demand.

During the year ended December 31, 2018, we incurred $2,315 (2017 - $2,266) of rent to a director of the Company.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended December 31, 2018 and 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended
	December 31, 2018	December 31, 2017

Audit Fees	Cdn$7,500	Cdn$9,000
Audit Related Fees	Cdn$6,000	Cdn$7,000
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	Cdn$13,500	Cdn$16,000

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

DNA TESTING CENTERS, CORP.
(Registrant)

Dated: March 4, 2020	/s/ Barjinder Sohal
Dr. Barjinder Sohal
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 4, 2020	/s/ Nitan Arora
Nitan Arora
Chief Financial Officer, Vice President and Director (Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 4, 2020	/s/ Barjinder Sohal
Dr. Barjinder Sohal
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 4, 2020	/s/ Navjot Nanda
Navjot Nanda
Treasurer, Secretary and Director

Dated: March 4, 2020	/s/ Nitan Arora
Nitan Arora
Chief Financial Officer, Vice President and Director
(Principal Financial Officer, Principal Accounting Officer)

